Form 10QSB
period 1995-06-30
LAKE ARIEL BANCORP INC
filed 1995-09-27
CIK 723878

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                              -------------------------  ---------------------

Commission file Number: 2-85306

                            Lake Ariel Bancorp, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                  Pennsylvania
                                  ------------
         (State or other jurisdiction of incorporation or organization)

                                   23-2244948
                                   ----------
                      (I.R.S. Employer Identification No.)

                               Post Office Box 67
                         Lake Ariel, Pennsylvania 18436
                         ------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (717) 698-5695
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
        Yes   X     No
           ------     ------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,649,302 shares of common stock, par value $.42 per share, as of June 30, 1995.

                            LAKE ARIEL BANCORP, INC.
                                   FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995


                                      INDEX

                                                                                         Page Number
                                                                                         -----------
Part I - Financial Information

Item 1.   Financial Statements:
          Consolidated Balance Sheets as of June 30, 1995
              and December 31, 1994....................................................       3

          Consolidated Statement of Income for the three and
              six months ended June 30, 1995 and 1994..................................       4

          Earnings Per Share for the three and six month
              periods ended June 30, 1995 and 1994.....................................       4

          Consolidated Statement of Cash Flows for the six
              months ended June 30, 1995 and 1994......................................       5

          Notes to Consolidated Financial Statements...................................     6-7


Item 2.   Management's Discussion and Analysis or
              Plan of Operations.......................................................    8-20

Part II - Other Information

Item 1.   Legal Proceedings............................................................     N/A

Item 2.   Changes in Securities........................................................     N/A

Item 3.   Defaults Upon Senior Securities..............................................     N/A

Item 4.   Submission of Matters to a Vote of Security
              Holders..................................................................     N/A

Item 5.   Other Information............................................................     N/A

Item 6.   Exhibits and Reports on Form 8-K.............................................      21

          Signatures...................................................................      22

                            LAKE ARIEL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                                                  JUNE 30,            DECEMBER 31,
                                                                                                   1995                  1994
                                                                                              --------------         --------------
                                                                                              (in thousands)         (in thousands)
ASSETS
Cash and cash equivalents ........................................................               $  13,061                $  10,719
Held-to-maturity securities (estimated fair market
  value of  $42,978 and $40,674, respectively) ...................................                  42,852                   42,535
Available-for-sale securities ....................................................                  45,313                   34,142
Mortgage loans held for resale ...................................................                   3,044                      119
Loans and leases .................................................................                 148,854                  144,372
   Less unearned income and loan fees ............................................                  (8,814)                  (7,977)
   Less allowance for possible credit losses .....................................                  (1,646)                  (1,496)
                                                                                                 ---------                ---------

         Net Loans ...............................................................                 141,438                  135,018
Premises and equipment, net ......................................................                   8,152                    7,015
Accrued interest receivable ......................................................                   2,907                    2,066
Foreclosed assets held for sale ..................................................                     320                      191
Other assets .....................................................................                   4,085                    4,439
                                                                                                 ---------                ---------
TOTAL ASSETS .....................................................................               $ 258,128                $ 236,125
                                                                                                 =========                =========

LIABILITIES
Deposits:
   Noninterest-bearing ...........................................................               $  24,897                $  24,880
   Interest-bearing:
         Demand ..................................................................                  27,229                   26,099
         Savings .................................................................                  43,449                   40,888
         Time ....................................................................                  88,445                   75,657
         Time $100,000 and over ..................................................                  25,887                   24,663
                                                                                                 ---------                ---------
         Total Deposits ..........................................................                 209,907                  192,187
Accrued interest payable .........................................................                   1,901                    1,672
Federal Funds Purchased ..........................................................                   3,900                       --
Securities sold under agreements to repurchase ...................................                     500                    1,000
Short-term borrowings ............................................................                   2,500                    9,750
Long-term debt ...................................................................                  20,187                   15,219
Other liabilities ................................................................                   1,261                      498
                                                                                                 ---------                ---------
         Total Liabilities .......................................................                 240,156                  220,326
                                                                                                 ---------                ---------
STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares ....................................                      --                       --
Common stock: Authorized, 5,000,000 shares of
  $.42 par value each; issued and outstanding
  1,645,684 shares ...............................................................                     693                      688
Capital surplus ..................................................................                   9,298                    9,139
Retained earnings ................................................................                   8,262                    7,783
Net unrealized losses on available-for-sale
  securities .....................................................................                    (281)                  (1,811)
                                                                                                 ---------                ---------
         Total Stockholders' Equity ..............................................                  17,972                   15,799
                                                                                                 ---------                ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................               $ 258,128                $ 236,125
                                                                                                 =========                =========

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
- ------------------------------------------------------------------------------

                                                                            SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                                 JUNE 30,                         JUNE 30,
                                                                           1995            1994             1995             1994
                                                                         ----------------------------------------------------------
                                                                                   (in thousands except per share data)

INTEREST INCOME:
Loans and leases .................................................         $ 6,313         $ 4,732          $ 3,250         $ 2,428
Investment Securities
    Taxable ......................................................           2,186             836            1,136             486
    Exempt from federal income taxes .............................             482             546              226             286
    Dividends ....................................................              62              19               31               7
                                                                           -------         -------          -------         -------
       Total Investment Securities Income ........................           2,730           1,401            1,393             779
                                                                           -------         -------          -------         -------
Deposits in banks ................................................              18              33               13              20
Federal funds sold ...............................................             110               1               85               1
                                                                           -------         -------          -------         -------
       TOTAL INTEREST INCOME .....................................           9,171           6,167            4,741           3,228
                                                                           -------         -------          -------         -------

INTEREST EXPENSE:
Deposits .........................................................           3,967           2,215            2,112           1,161
Long-term debt ...................................................             743             188              437             151
Federal funds purchased ..........................................               7            --                  2            --
Short-term borrowings ............................................              45              44                1              31
Securities sold under agreements to repurchase ...................              13            --                  9            --
                                                                           -------         -------          -------         -------
      TOTAL INTEREST EXPENSE .....................................           4,775           2,447            2,561           1,343
                                                                           -------         -------          -------         -------

NET INTEREST INCOME ..............................................           4,396           3,720            2,180           1,885
PROVISION FOR POSSIBLE
  CREDIT LOSSES ..................................................             360             200              225             100
                                                                           -------         -------          -------         -------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE CREDIT LOSSES .....................................           4,036           3,520            1,955           1,785
                                                                           -------         -------          -------         -------

OTHER OPERATING INCOME:
Loan origination fees ............................................              14             352             --                70
Customer service charges and fees ................................             476             319              256             173
Mortgage servicing fees ..........................................             148             192               73              91
Gain on available-for-sale securities ............................             227              85              192              63
Trading account security gains (losses), net .....................            --                (7)            --              --
Gain (loss) on sale of mortgage loans, net .......................              40             (75)              16             (47)
Other income .....................................................             230             136              124              55
                                                                           -------         -------          -------         -------
       TOTAL OTHER OPERATING INCOME ..............................           1,135           1,002              661             405
                                                                           -------         -------          -------         -------

OTHER OPERATING EXPENSES:
Salaries and benefits ............................................           1,794           1,421              895             652
Occupancy expense ................................................             520             451              248             222
Equipment expense ................................................             359             295              195             157
FDIC assessment ..................................................             210             161               89              81
Advertising ......................................................             152             116               60              71
Other expenses ...................................................             990             809              535             377
                                                                           -------         -------          -------         -------
       TOTAL OTHER OPERATING EXPENSES ............................           4,025           3,253            2,022           1,560
                                                                           -------         -------          -------         -------

INCOME BEFORE PROVISION FOR INCOME TAXES .........................           1,146           1,269              594             630
PROVISION FOR INCOME TAXES .......................................             240             250              135             127
                                                                           -------         -------          -------         -------
NET INCOME .......................................................         $   906         $ 1,019          $   459         $   503
                                                                           =======         =======          =======         =======

Earnings per share: ..............................................         $  0.55         $  0.63          $  0.28         $  0.31
                                                                           =======         =======          =======         =======

Dividends per share: .............................................         $  0.26         $  0.24          $  0.13         $  0.12
                                                                           =======         =======          =======         =======

Weighted average no. of shares outstanding: ......................           1,644           1,630            1,644           1,630


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
- ------------------------------------------------------------------------------

                                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                                    -------------------------------
                                                                                                      1995                    1994
                                                                                                     -------                 ------
                                                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................................................             $    906              $  1,019
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Provision for possible credit losses ..............................................                  360                   200
     Depreciation, amortization and accretion ..........................................                  363                   348
     (Increase) decrease in mortgage loans held for resale .............................               (2,925)               11,742
     Investment security gains (losses), net ...........................................                 (227)                  (70)
     Loss on sale of foreclosed assets .................................................                 --                      23
     (Gain) loss on sale of equipment ..................................................                    8                     9
     (Increase) decrease in accrued interest receivable ................................                 (841)                 (241)
     Increase (decrease) in accrued interest payable ...................................                  229                   103
     (Increase) decrease in other assets ...............................................                 (435)               (1,129)
     Increase (decrease) in other liabilities ..........................................                  802                   173
                                                                                                     --------              --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....................................               (1,760)               12,177
                                                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities of investment securities ..................................                3,679                   772
    Purchases of securities ............................................................               (3,996)              (10,239)
  Available-for-sale securities:
    Proceeds from maturities of securities .............................................                1,774                 3,212
    Proceeds from sales of securities ..................................................                6,477                10,739
    Purchases of securities ............................................................              (16,869)              (14,184)
  Net (increase) decrease in loans and leases ..........................................               (4,157)              (34,678)
  Purchases of premises and equipment ..................................................               (1,511)                 (754)
  Proceeds from sale of equipment ......................................................                    2                    15
  Proceeds from sale of foreclosed assets ..............................................                  167                   189
                                                                                                     --------              --------

  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................................              (14,434)              (44,928)
                                                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits .............................................................               17,720                27,651
  Increase (decrease) in federal funds purchased .......................................                3,900
  Increase (decrease) in short-term borrowings .........................................               (7,250)               (5,625)
  Increase (decrease) in securities sold under
    agreements to repurchase ...........................................................                 (500)                1,000
  Proceeds from long-term debt .........................................................               15,000                15,000
  Principal payments on long-term debt .................................................              (10,071)                  (31)
  Proceeds from issuance of common stock ...............................................                  164                  --
  Cash dividends paid ..................................................................                 (427)                 (391)
                                                                                                     --------              --------

 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....................................              18,536                37,604
                                                                                                     --------              --------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS .........................................                2,342                 4,853
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................................              10,719                 9,800
                                                                                                     --------              --------
CASH & CASH EQUIVALENTS AT  END OF PERIOD ..............................................             $ 13,061              $ 14,653
                                                                                                     ========              ========
CASH PAID DURING THE YEAR FOR:
   Interest ............................................................................             $  4,546              $  2,550
                                                                                                     ========              ========

   Income taxes ........................................................................             $    216              $    280
                                                                                                     ========              ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             LAKE ARIEL BANCORP,INC.
                                   FORM 10-QSB


Part I - Financial Information (Cont'd)
Item 1.  Financial Statements (Cont'd)

Notes to Consolidated Financial Statements

1.       REPORTING AND ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accounting and financial reporting policies of Lake Ariel Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of Lake Ariel Bancorp, Inc. and its wholly owned subsidiary, LA Bank, N.A. (Bank) including its subsidiary, LA Lease, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of Lake Ariel Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles.

2.       CASH FLOWS

         The Company considers amounts due from banks and federal funds sold as cash equivalents. Generally, federal funds are sold for one-day periods.

         From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first six months of 1995. Approximately $18.4 million in mortgage loans were swapped for participation certificates during the first six months of 1994.

3.       INVESTMENT SECURITIES

         The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. SFAS No. 115 requires the classification of securities as held-to-maturity, available-for-sale or trading. Securities, other than securities classified as available-for-sale, are carried at amortized cost if management has the ability and intent to hold these securities to maturity. Securities expected to be held for an indefinite period of time and not held until maturity are classified as available-for-sale and are carried at estimated fair value. Decisions to sell these securities are determined by the Company's financial position, including but not limited to, liquidity, interest rate risk, asset liability management strategies, regulatory requirements, tax considerations or capital adequacy. Gains or losses on investment securities are computed using the specific identification method.

The Company has no derivative financial instruments requiring disclosure under SFAS No. 119.

4.       RECLASSIFICATIONS

         Certain prior years amounts have been reclassified to conform to the 1995 reporting format.

5. The financial information as of December 31, 1994 and for the interim periods ended June 30, 1995 and 1994 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

6.       SHORT-TERM BORROWINGS AND LONG-TERM DEBT


    Short-term borrowings at June 30, 1995 consisted of the following:

    Borrowings with the Federal Home Loan Bank .................   $ 2,500,000
                                                                   ===========

    Long-term debt at June 30, 1995 consisted of the following:

    Unsecured notes, payable in the amount
    of $31,200 semiannually, maturing
    April 22, 1998...............................................    $ 187,000

    Borrowings with The Federal Home Loan Bank ..................   20,000,000
                                                                   ===========


Total............................................................  $20,187,000
                                                                   ===========


        Annual maturities of the long term debt are as follows:
$31,200 in 1995;  $10,062,400 in 1996;  $62,400 in 1997;  $5,031,000 in 1998;
and $5,000,000 in 2000.

         The borrowings with the Federal Home Loan Bank of Pittsburgh require the Company to maintain collateral with a fair value in an amount which approximates the total outstanding debt. In addition, the Company must maintain its membership with the Federal Home Loan Bank of Pittsburgh.

                            LAKE ARIEL BANCORP, INC.
                                   FORM 10-QSB

Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis or Plan of
           Operations:

         The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended June 30, 1995 and 1994. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

         NET INCOME

         Net income for the first six months of 1995 decreased 11% compared to the same period in 1994. Net income was positively influenced by a 18% growth in net interest income. Offsetting this positive factor was a 24% increase in other operating expenses, which was primarily attributable to the expenses associated with the Company's newest branch offices. Also, the decline in earnings was a result of the reduction in mortgage loan activity. Loan origination fees decreased from $352,000 in the second quarter 1994 to $14,000 in the same period for 1995.

         Profit performance for financial institutions is measured by the return on average assets (ROA) and the return on average equity (ROE). On an annualized basis, the ROA was .73% in 1995 compared to 1.12% in 1994. The ROE was 11.05% for the first six months of 1995 compared to 12.28% in 1994.

         NET INTEREST INCOME

         Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowed funds. The principal components of earning assets are loans and investment securities. The primary sources used to fund these assets were deposits, borrowed funds and capital. For purposes of this review, income that is exempt from federal income taxes has been adjusted to a tax equivalent basis using the statutory rate of 34% for each period presented.

         In the first six months of 1995 net interest income increased 18% over the same period in 1994 primarily due to the positive improvement in the net income variances of earning assets over interest-bearing liabilities. Total average earning assets were $66 million greater at June 30, 1995 compared to the same period in 1994. Average loans grew by 24% or $27 million in the first six months of 1995. Average commercial loans increased by 8%, real estate mortgage loans by 25% and consumer loans and lease financing by 49%. The increase in volume of loans resulted in a 33% growth in loan interest income. Commercial loan income increased by 31%, mortgage loan income grew by 32% and consumer loan income increased by 39%. Due to the higher interest rate environment which continued into the first six months of 1995 the average yield on loans and leases increased by 72 basis points to 9.04% in 1995 from 8.32% in 1994.

         Investment securities income increased 77% and is directly attributable to higher volume levels during the period. Tax exempt state and municipal securities income decreased 12% or $97 thousand due to maturities of tax exempt securities without similar reinvestments. U.S. government agencies income grew by 161%, or $1.35 million, again because of volume. Other securities income more than tripled due to volume. Included in other securities are dividends on both Federal Reserve Bank and Federal Home Loan Bank stock. Gross unrealized gains on held to maturity securities were approximately $423 thousand while gross unrealized losses amounted to $389 thousand.

         Total interest expense increased 95% or $2.3 million in the first six months of 1995 due to both the higher levels of average interest-bearing deposit accounts and borrowed funds. Average time (certificates of deposit) deposits and borrowings from the Federal Home Loan Bank contributed heavily to the growth. In aggregate, average savings and interest-bearing deposits currently represent 37% of interest-bearing deposits compared to 53% in June, 1994. Total interest expense associated with these types of deposits decreased 10% or $91 thousand during the second quarter of 1995. Total average certificates of deposit increased 80%, but due to the repricing frequency of these deposits and higher rates, interest expense increased by 140%. The effect of the higher average rates resulted in a 113 basis point increase in the cost of interest-bearing deposits, from 3.33% at June 1994 to 4.46% at June, 1995.

         Average total borrowings were $28 million in the second quarter of 1995 compared to $10 million in the second quarter of 1994. At June 30, 1995, both short-term and long-term borrowings were used to fund earning asset growth.

         During the first six months of 1995, the average yield on earning assets increased by 38 basis points and cost of interest-bearing liabilities increased by 119 basis points. The net effect was a 81 basis point decrease in the net interest margin from 4.90% in 1994 to 4.08% percent in 1995.

         The following table provides an analysis of changes in net interest income with regard to volume, rate and yields of interest-bearing assets and liabilities based on month-end average balances for each period. Components of interest income and expense are presented on a tax equivalent basis using the federal income tax rate of 34% for each period.

Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential



                                                                          (in thousands)
- ---------------------------------------------------------------------------------------------------------------------------------
For six months ended June  30,                                          1995                                    1994
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                                      Interest                           Interest
                                                        Average             Annual    Income/   Annual                    Income/
                                                       Balance (1)          Rate      Expense   Balance         Rate      Expense
Assets
Federal funds sold ..................................    $  3,565          6.19% $    110     $  1,171          5.65% $     33
Deposits in Federal Home Loan Bank ..................         437          8.26%       18           75                       1
Investment Securities:
  U.S. government agencies ..........................      65,426          6.70%    2,186       29,128          5.76%      836
  State and municipal (2) ...........................      16,845          8.69%      730       18,462          8.98%      827
  Other securities ..................................       2,207          5.63%       62          863          4.42%       19
                                                         --------         ------    -----      -------          -----    -----
    Total Securities ................................    $ 84,478          7.07%    2,978       48,453          6.96%    1,682
Loans and Leases:
  Commercial, financial and industrial ..............      43,068         10.13%    2,176       40,842          8.17%    1,663
  Real estate-construction and mortgage .............      61,821          8.25%    2,542       49,343          7.82%    1,923
  Installment loans to individuals (3) ..............      33,969          9.09%    1,539       22,770          9.55%    1,084
  Lease financing (3) ...............................       1,168          9.62%       56        1,142         10.89%       62
                                                         --------         ------    -----      -------          -----    -----
    Total Loans and Leases ..........................    $140,026          9.04%    6,313      114,097          8.32%    4,732
Total earning assets ................................     228,506          8.27%    9,419      163,796          7.89%    6,448
Cash and due from banks .............................       8,752            --      --         10,493            --       --
Premises and equipment ..............................       7,567            --      --          6,343            --       --
Other, less allowance for credit losses
  and loan fees .....................................       6,019            --      --          1,842            --       --
                                                         --------         ------    -----      -------          -----    -----
Total Assets                                             $250,846          7.53% $  9,419     $182,474          7.09% $  6,448
                                                         ========         ======    =====     ========          =====  ======
Liabilities and Stockholders' Equity
Interest-Bearing Deposits:
  Demand ............................................    $ 24,590          2.41% $    296     $ 24,249          2.24% $    271
  Savings ...........................................      41,812          2.44%      508       46,906          2.67%      624
  Time ..............................................      85,925          6.02%    2,581       49,761          4.37%    1,085
  Time over $100,000 ................................      25,916          4.05%      582       12,455          3.78%      235
                                                         --------         ------    -----      -------          -----    -----
    Total Interest-Bearing Deposits .................    $178,243          4.46%    3,967      133,371          3.33%    2,215
Federal Funds Purchased .............................         223          6.30%        7            0           --          0
Short-term borrowings ...............................       3,558          2.54%       45        3,268          2.70%       44
Long-term debt ......................................      23,070          6.45%      743        6,697          5.63%      188
Securities sold under agreements to repurchase ......         657          3.97%       13            0           --          0
                                                         --------         ------    -----      -------          -----    -----
    Total Interest-Bearing Liabilities ..............     205,751          4.67%    4,775      143,336          3.43%    2.447
Demand - noninterest - bearing ......................      24,941            --      --         21,316           --       --
Other liabilities ...................................       3,581            --      --          1,227           --       --
                                                         --------         ------    -----      -------          -----    -----
Total Liabilities ...................................     234,273          4.10%    4,775      165,879          2.97%    2,447
Stockholders' equity ................................      16,573           --       --         16,595           --       --
                                                         --------         ------    -----      -------          -----    -----
Total Liabilities and Stockholders' Equity ..........    $250,846          3.83%    4,775     $182,474          2.70% $  2,447
                                                         ========         ======    =====     ========          =====  ======
Margin Analysis
   Interest income/earning assets ...................                      8.27%  $  9,419                      7.89% $  6,448
   Interest expense/earning assets ..................                      4.19%     4,775                      3.00%    2,447
                                                                           -----  --------                      ----- --------
   Net interest income/earning assets ...............                      4.08%  $  4,644                      4.90% $  4,001
                                                                           =====   =======                      =====   =======

(Percentages may not add due to rounding.)
(1) Average balances have been computed using month-end balances. Nonaccrual loans are included in loan balances.
(2) Interest and yield are presented on a tax equivalent basis using 34% for each period.
(3) Installment loans and leases are presented net of unearned interest.

Rate/Volume Variance Analysis Calculation for six months ended June 30, 1995


                                                      1995 Compared to 1994
                                                   ----------------------------
                                                    Total        Caused by
                                                   Variance    Rate      Volume
                                                   ----------------------------
Interest Income:
Federal funds sold ............................        77          3         74
Deposits in Federal Home Loan Bank ............        17          5         12
Investment Securities:
  U.S. government agencies ....................     1,350        158      1,192
  State and municipal .........................       (97)       (26)       (71)
  Other securities ............................        43          6         37
                                                  -----------------------------
    Total Investment Securities ...............     1,296        138      1,158
Loans and Leases:
  Commercial, financial and industrial ........       513        418         95
  Real estate-construction and mortgage .......       619        110        509
  Installment loans to individuals ............       455        (56)       511
  Lease financing .............................        (6)        (7)         1
                                                  -----------------------------
    Total Loans and Leases ....................     1,581        465      1,116

Total Earning Assets ..........................     2,971        611      2,360
                                                  -----------------------------
Interest Expense:
Interest-bearing deposits:
  Demand ......................................        25         21          4
  Savings .....................................      (116)       (51)       (65)
  Time ........................................     1,496        512        984
  Time over $100,000 ..........................       347         52        295
                                                  -----------------------------
    Total Interest-Bearing Deposits ...........     1,752        534      1,218
Federal Funds Purchased .......................         7          0          7
Short-term borrowings .........................         1         (3)         4
Long-term debt ................................       555         32        523
Securities sold under agreements to repurchase         13          0         13
                                                  -----------------------------
Total Interest-Bearing Liabilities ............     2,328        563      1,765
                                                  -----------------------------

Net Interest Income Variances .................   $   643    $    48      $ 595
                                                  =============================


(4) The proportion of the total change attributable to volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.

         OTHER OPERATING INCOME

         Other operating income, during the first six months of 1995, increased 14% from the same period in 1994. Loan origination fees decreased by 96%, or $338 thousand, because of the decline in residential mortgage loans sold for cash. Mortgage servicing fee income decreased by 23% or $44,000 when compared to the first six months of 1994. These fees are directly influenced by the volume of loans that are sold in the secondary market. Gains or losses on sales of mortgage loans occur when the coupon rates on mortgage loans exceed or fall short of the yields required by the purchasers. The net gain recorded in 1995, compared with the net loss in 1994, is indicative of the changes in interest rates during the periods in which the sales occurred.

         Trading account activity produced a net loss of $7 thousand in the first six months of 1994 compared to no activity in the comparable period of 1995. Overall, the effect of higher interest rates negatively impacted income in the first six months of 1995.

         Customer service charges and fees, which include fees on demand deposit accounts, item processing and return items, increased 49% in the first six months of 1995. The increase is directly related to the growth in the number of both consumer and business demand deposits and the fees associated with each type of account.

        Other income increased 69% in the first six months of 1995 compared to the same period in 1994. Included in other income are earnings on director's life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in one of the Company's branch offices and other general service fees.

         OTHER OPERATING EXPENSES

         For the first six months of 1995, total other operating expenses increased 24% over the same period in 1994. Salaries and benefits, which represents one of the most significant portions of operating expenses, increased by 26% or $373 thousand in the first six months of 1995 compared to 1994. The increase is due to the additional number of employees, merit increases and the added costs associated with health care insurance and other benefits which are provided by the Company.

         Equipment expense grew by 22% while occupancy expense increased by 15% in 1995 compared to the same period in 1994. The increase in both of these expenses is directly related to the overall increases in overhead expenses at all branch offices.

         The 30% increase in the FDIC insurance assessment reflects the growth in the Company's deposit base. Other expenses increased by 22% over the same period in 1994 and include such costs as legal fees, professional and audit fees and other general operating expenses.

         INCOME TAXES

         The provision for income taxes as of June 1995 decreased 4% in the first six months of 1995 compared to the same period in 1994. The effective tax rate for the first six months of 1995 was 21% compared to 20% in the same period in 1994.

         PROVISION FOR POSSIBLE CREDIT LOSSES

         The provision for possible credit losses is based on management's evaluation of the allowance for possible credit losses in relation to the credit risk inherent in the loan portfolio. In establishing the amount of provision required, management considers a variety of factors, included but not limited to, general economic factors, volume of specific types of loans, collateral adequacy and potential losses from significant borrowers. The Company has strengthened its internal loan review process by implementing stringent analytical standards in the review procedure. At monthly meetings, the loan review committee analyzes information relative to both specific credits and the total portfolio in general. The information is used to determine the amount to be charged to the provision which thereby increases the allowance for possible credit losses.

         At June 30, 1995 the amount charged to operating expense for the provision for possible credit losses was $360 thousand compared to $200 thousand at June 30, 1994. The provision represents management's assessment of the risks inherent in the loan and lease portfolio while providing amounts necessary to cover charge-offs. The allowance for possible credit losses was 1.15% at June 30, 1995 compared to 1.17% at June 30, 1994.

         FINANCIAL CONDITION

         At June 30, 1995, the Company's total assets were $258.1 million, representing an increase of $22 million or 9% from the December 31, 1994 balance of $236.1 million. The increase in assets is primarily attributable to a $11.4 million growth in securities and a $6.4 million growth in total loans.

         Investment securities increased 15% from $76.7 million at December 31, 1994, to $88.1 million at June 30, 1995. The net increase of $11.4 million was attributable to both a decrease in demand for residential mortgage loans and an investment strategy that was implemented during the period to increase earnings. The Company purchased $10 million of securities with funds borrowed from the Federal Home Loan Bank of Pittsburgh. The strategy that was employed provides a favorable yield pickup between the invested and borrowed funds.

         Total net loans increased by $6.4 million from $135 million at year end 1994, to $141.4 million at June 30, 1995. Residential mortgage loans increased $5.2 million from December 31, 1994 to June 30, 1995. The increase is attributable to the increased mortgage loan activity during the period, particularly during the second quarter of 1995. Consumer loans, net of unearned discounts, grew by $1.5 million or 5.6% largely due to the Company's marketing efforts on both direct and indirect lending programs to consumers. Commercial loans decreased $328 thousand or .7 % at June 30, 1995. Commercial loans consist of loans made to small businesses within the Company's market area and are generally secured by real estate and other assets of the borrowers.

         Total deposits increased $17.7 million or 9% from $192.2 million at year end 1994 to $209.9 million at June 30, 1995. Noninterest-bearing demand deposits increased $17 thousand during the first six months of 1995. In aggregate, savings accounts and interest-bearing demand deposits increased by $3.7 million or 5.5% during the period. As a percentage of total deposits, savings and interest-bearing demand deposits represented 33.7% at June 30, 1995, compared to 34.9% at year end 1994. These deposits continue to be very attractive to consumers because of their liquidity feature and their competitiveness with respect to rates offered on other short-term deposit products. Time deposits, which include certificates of deposit in denominations of $100 thousand or more, increased $14 million or 14% during the period. There were no brokered deposits within the Company's deposit base at June 30, 1995.

         The Company considers its current deposit base to be stable and generally consumer in nature. The deposit mix is, in general, equally distributed among all products without any significant concentrations.

         NONPERFORMING ASSETS

         Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans consist of loans where the principal, interest, or both is 90 or more days past due and loans that have been placed on nonaccrual. When loans are placed on nonaccrual, income from the current period is reversed from current earnings and interest from prior periods is charged to the allowance for possible credit losses. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on nonaccrual if the collateral is sufficient to recover the principal. The following table represents nonperforming assets of the Company at June 30, 1995 and 1994.

                                                          1995       1994
                                                         ------      -----
                                                        (Dollars in thousands)

Loans past due 90 days or more.......................... $1,140      $  989
Nonaccrual loans........................................  2,192       1,814
                                                         ------      ------
  Total nonperforming loans.............................  3,332       2,803


Foreclosed assets held for sale.........................    320          36
                                                         ------      ------
  Total nonperforming assets............................ $3,652      $2,839
                                                         ======      ======

Nonperforming loans as a percent
  of loans..............................................  2.43%       2.37%

Nonperforming assets as a percent
  assets................................................  1.41%       1.37%


         Nonperforming assets at June 30, 1995 increased $813 thousand or 28.6% compared to the same period in 1994. Nonaccrual loans increased $378 thousand at June 30, 1995 compared to the same period in 1994. Real estate loans represent $669 thousand of nonaccrual loans while loans to commercial borrowers represent the remaining $1,523 million balance. Generally, commercial loans are secured by real estate and other assets of the borrowers. No material losses are expected from legal proceedings on nonaccrual loans.

         Loans past due 90 days or more increased $151 thousand from 1994 levels. Of the delinquent loans, 66.80% are residential mortgages, 22.5% are consumer installment and 10.7% are real estate secured loans to commercial borrowers. At monthly loan review meetings, management reviews the status of these loans with regard to legal proceedings and collection efforts.

         Foreclosed assets held for sale increased $284 thousand compared to the first six months of 1994. The Company has signed sales agreements for the remaining balance of $136 thousand and expects the sales of the properties to be completed during the third quarter of 1995.

         POTENTIAL PROBLEM LOANS

         At June 30, 1995, the Company had approximately $360 thousand of potential problem loans not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at June 30, 1995.

         LIQUIDITY AND FUNDS MANAGEMENT

         Liquidity management is to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investments, sales of assets, growth in core deposits, short- and long-term borrowings and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates.

         At June 30, 1995, the Company maintained $13.1 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements) in addition to $45.3 million in investment securities available for sale. This combined total of $58.4 million represented 23% of total assets at June 30, 1995. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source had grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At June 30, 1995, approximately 81% of the Company's assets were funded by core deposits acquired within its market area. An additional 7% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash used by operating activities was $1.8 million at June 30, 1995, as compared to net cash provided by operating activities of $12.2 million for the comparable period in 1994. The $14 million decrease is primarily related to $14.7 million decrease in mortgage loans held for resale. Net cash used in investing activities was $14.4 million at June 30, 1995 compared to $44.9 million at June 30, 1994. Approximately $30.5 million of the net increase was attributable to loan growth and $700 thousand to fund investment securities.

         Net cash provided by financing activities increased to $18.5 million at June 30, 1995 from $37.6 million at June 30, 1994. A net decrease in deposits of $10 million and a net increase of principal payments on long-term debt of $10 million produced the net decrease in cash provided by financing activities.

         INTEREST RATE SENSITIVITY

         Interest rate sensitivity management involves the matching of maturity and repricing dates of earning assets and interest-bearing liabilities to help insure the Company's earnings against extreme fluctuations in interest rates. The Company's Asset/Liability Committee ("ALCO"), which is comprised of senior management and board members, meets monthly to monitor the ratio of interest sensitive assets to interest sensitive liabilities.

         The Company's principal financial objective is to achieve long-term profitability while managing its exposure to fluctuations in interest rates. This is accomplished through the measurement of the relationship between interest rate sensitive assets and interest rate sensitive liabilities. The goal of maintaining a reasonable balance between interest sensitive assets and interest sensitive liabilities is accomplished through the Company's asset/liability management program.

         To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Company's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The use of this model assists the ALCO to gauge the effects of interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

         At June 30, 1995, the Company maintained a one year cumulative GAP of negative $27.8 million or 10.8% of total assets. The effect of this GAP position provided a negative mismatch of assets and liabilities which can expose the Company to interest rate risk during a period of rising interest rates.

         The following table sets forth the Company's interest sensitivity gap position as of June 30, 1995.


                                                                                    (in thousands)

                                                      3 months        3 through         1 through           Over             Total
                                                      or less         12 months          3 years           3 years
                                                      -----------------------------------------------------------------------------

Investment securities(2) ....................         $ 20,483         $ 13,527          $ 10,152          $ 44,429         $ 88,591
Loans .......................................           37,411           16,545            25,057            62,451          141,464
                                                      --------         --------          --------          --------         --------
  Total .....................................         $ 57,894         $ 30,072          $ 35,209          $106,880         $230,055
                                                      ========         ========          ========          ========         ========

Interest-bearing
 transaction deposits(1) ....................         $  5,579         $  5,579          $ 11,158          $ 33,478         $ 55,794
Time ........................................           17,844           39,039            16,056            15,506           88,445
Time over $100,000 ..........................            9,356           13,965             1,305             1,261           25,887
Short-term borrowings .......................            6,400             --                --                --              6,400
Repurchase agreements .......................              500             --                --                --                500
Long-term debt ..............................           15,002            2,506             2,515               164           20,187
                                                      --------         --------          --------          --------         --------
  Total .....................................         $ 54,681         $ 61,089          $ 31,034          $ 50,409         $197,213
                                                      ========         ========          ========          ========         ========

Gap .........................................         $  3,213         $(31,017)         $  4,175          $ 56,471
                                                      ========         ========          ========          ========


Cumulative Gap ..............................         $  3,213         $(27,804)         $(23,629)         $ 32,842
                                                      ========         ========          ========          ========


(1) 10% of interest-bearing transaction deposits are estimated to reprice within three months or less.

(2) Gross of unrealized gains/losses on available for sale securities.

         Upon reviewing the current interest sensitivity scenario, decreasing interest rates could positively affect net income because the Company is liability sensitive. In a rising interest rate environment, net income could be negatively affected because more liabilities than assets will reprice during a given period. However, this analysis is only a simulation tool used to gauge the effects of a changing interest rate scenario. Other factors such as product pricing, customer preference and local market conditions play an important part of interest rate risk management.

         CAPITAL

         The adequacy of the Company's capital is reviewed on an ongoing basis with reference to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

         As required by the federal banking regulatory authorities, new guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I capital consists of common stockholders' equity less intangible assets, and Tier II capital includes the allowable portion of the allowance for possible loan losses, currently limited to 1.25% of risk-weighted assets. Regulatory guidelines require that core capital and total risk-based capital must be at least 4.00% and 8.00%, respectively. The following table illustrates the Company's capital ratios as required under the new guidelines.

              Primary capital....................... $18,253
             Intangible assets......................    (257)
                                                     -------

              Tier I capital(1)..................... $ 17,996
              Tier II Capital....................... $  1,646
              Total Risk-Based Capital..............  $19,642
                                                     ========
              Total Risk-Weighted Assets............ $146,499

              Tier I Ratio..........................    12.28%

              Risk-Based Capital Ratio..............    13.41%

              Tier I Leverage Ratio.................     7.18%

(1) Gross of unrealized losses on available-for-sale securities. If unrealized losses on available for sale securities were included, Tier I capital is 12.09%, total risk-based capital ratio is 13.22%, and the Tier I leverage ratio is 7.10%.

         EFFECTS OF INFLATION

         The majority of assets and liabilities of financial institutions are monetary in nature and therefore differ substantially from commercial enterprises who have significant investments in fixed assets, inventory and raw materials. Inflation can impact asset growth in the banking industry with respect to the needs of equity capital. Inflation can also have a direct impact on noninterest expenses such as salaries, benefits and other expenses. These expenses are watched very closely by management since they tend to increase during periods of rising inflation.

         Management's belief is that a significant impact on earnings depends on its ability to react to changes in interest rates. Through its asset and liability committee, the Company continually monitors interest rate sensitivity of its earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings.

         FUTURE OUTLOOK

         Management is hopeful that the newest additional banking offices will expand the Company's deposit base by attracting new depositors while providing quality service to both new and existing customers. The initial costs associated with the branch openings, such as salaries and benefits, advertising, overhead expenses and marketing, will have a negative impact the Company's earnings until the growth in deposits reach a level to offset these expenses.


Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits required by item 601 of Regulation S-K

           Exhibit Number                Description of Exhibit
           --------------                ----------------------
                  2                                None
                  4                                None
                 11                                None
                 15                                None
                 18                                None
                 19                                None
                 20                                None
                 23                                None
                 24                                None
                 25                                None
                 28                                None

(b)      Reports on /Form 8-K

         The Registrant has filed one report on Form 8-K for the quarter ended June 30, 1995 (copy attached).

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          LAKE ARIEL BANCORP, INC.



Date August 7, 1995                       By ________________________________
                                                     John G. Martines
                                                  CHIEF EXECUTIVE OFFICER




                                               --------------------------------
                                                       Joseph J. Earyes, CPA
                                                         SR. VICE PRESIDENT