Form 10QSB
period 1995-09-30
LAKE ARIEL BANCORP INC
filed 1995-11-06
CIK 723878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from                      to
                              ---------------------   ------------------------

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

                               Post Office Box 67
                               ------------------
                         Lake Ariel, Pennsylvania 18436
                         ------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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
                                     Yes  X      No
                                         ---       ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1652923 shares of common stock, par value $.42 per share, as of September 30, 1995.

                            LAKE ARIEL BANCORP, INC.
                                   FORM 10-QSB
                  FOR THE NINE MONTHS ENDED September 30, 1995


                                      INDEX
                                      -----

                                                                    Page Number
                                                                    -----------
Part I - Financial Information
------------------------------

Item 1.    Financial Statements:
             Consolidated Balance Sheets as of September 30, 1995
                and December 31, 1994................................    3

             Consolidated Statement of Income for the three and
                nine months ended September 30, 1995 and 1994........    4

             Earnings Per Share for the three and nine months
                ended September 30, 1995 and 1994....................    4

             Consolidated Statement of Cash Flows for the nine
                months ended September 30, 1995 and 1994.............    5

             Notes to Consolidated Financial Statements..............  6-7


Item 2.    Management's Discussion and Analysis or
                Plan of Operations................................... 8-20

Part II - Other Information
---------------------------

Item 1.    Legal Proceedings.........................................  N/A

Item 2.    Changes in Securities.....................................  N/A

Item 3.    Defaults Upon Senior Securities...........................  N/A

Item 4.    Submission of Matters to a Vote of Security
               Holders...............................................  N/A

Item 5.    Other Information.........................................  N/A

Item 6.    Exhibits and Reports on Form 8-K..........................   20

           Signatures................................................   21

                            LAKE ARIEL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

                                                        SEPTEMBER 30,           DECEMBER 31,
                                                           1995                     1994
                                                        -------------------------------------
                                                        (in thousands)         (in thousands)
ASSETS
------------------------------------------------------
Cash and cash equivalents.............................   $ 11,218                 $10,719
Held-to-maturity securities (estimated fair market
  value of  $33,981 and $40,674, respectively)........     33,813                  42,535
Available-for-sale securities.........................     42,973                  34,142
Mortgage loans held for resale........................      1,614                     119
Loans and leases......................................    156,127                 144,372
   Less unearned income and loan fees.................     (8,866)                 (7,977)
   Less allowance for possible credit losses..........     (1,528)                 (1,496)
                                                         --------               ---------
         Net Loans....................................    147,347                 135,018
Premises and equipment, net...........................      7,917                   7,015
Accrued interest receivable...........................      2,000                   2,066
Foreclosed assets held for sale.......................        265                     191
Other assets..........................................      4,015                   4,439
                                                         --------               ---------
TOTAL ASSETS..........................................   $249,548                $236,125
                                                         ========                ========

LIABILITIES
------------------------------------------------------
Deposits:
   Noninterest-bearing................................   $ 28,143                 $24,880
   Interest-bearing:
         Demand.......................................     26,416                  26,099
         Savings......................................     41,029                  40,888
         Time.........................................     88,217                  75,657
         Time $100,000 and over.......................     30,205                  24,663
                                                         --------               ---------
         Total Deposits...............................    214,010                 192,187
Accrued interest payable..............................      2,296                   1,672
Federal Funds Purchased...............................      2,900                     --
Securities sold under agreements to repurchase........        400                   1,000
Short-term borrowings.................................      5,000                   9,750
Long-term debt........................................      5,187                  15,219
Other liabilities.....................................      1,285                     498
                                                         --------               ---------
         Total Liabilities............................    231,078                 220,326
                                                         --------               ---------

STOCKHOLDERS' EQUITY
-------------------------------------------------------
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares.........       --                      --
Common stock: Authorized, 5,000,000 shares of
  $.42 par value each; issued and outstanding
  1,652,923 shares....................................        694                     688
Capital surplus.......................................      9,349                   9,139
Retained earnings ....................................      8,696                   7,783
Net unrealized losses on available-for-sale
  securities..........................................       (269)                 (1,811)
                                                         --------               ---------
         Total Stockholders' Equity...................     18,470                  15,799
                                                         --------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............   $249,548                $236,125
                                                         ========                ========

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
-------------------------------------------------------------------------------


                                                          NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                       1995               1994             1995                  1994
                                                     ------------------------------------------------------------------
                                                                  (In thousands except per share data)
INTEREST INCOME:
-------------------------------------------------
Loans and leases.................................       $9,730            $7,295              $3,417              $2,563
Investment Securities
    Taxable......................................        3,226             1,646               1,040                 810
    Exempt from federal income taxes..                     715               837                 233                 291
    Dividends....................................           97                38                  35                  19
                                                        ------            ------              ------              ------
       Total Investment Securities Income                4,038             2,521               1,308               1,120
                                                        ------            ------              ------              ------
Deposits in banks................................           21                 3                   3                --
Federal funds sold...............................          134                70                  24                  37
                                                        ------            ------             -------              ------
       TOTAL INTEREST INCOME.....................       13,923             9,889               4,752               3,722
                                                        ------            ------             -------              ------

INTEREST EXPENSE:
-------------------------------------------------
Deposits.........................................        6,117             3,592               2,150               1,377
Long-term debt...................................        1,029               428                 286                 240
Federal funds purchased..........................           23               --                  --                  --
Short-term borrowings............................           20                57                  23                 --
Securities sold under agreements to repurchase              45               --                  --                  --
                                                        ------            ------             -------              ------
      TOTAL INTEREST EXPENSE.....................        7,234             4,077               2,459               1,617
                                                        ------            ------             -------              ------

NET INTEREST INCOME..............................        6,689             5,812               2,293               2,105
PROVISION FOR POSSIBLE
  CREDIT LOSSES........ .........................          500              285                  140                  85
                                                        ------            ------             -------              ------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE CREDIT LOSSES.....................        6,189             5,527               2,153               2,007
                                                        ------            ------             -------              ------

OTHER OPERATING INCOME:
-------------------------------------------------
Loan origination fees............................           78               368                  64                  16
Customer service charges and fees................          781               490                 305                 171
Mortgage servicing fees..........................          222               139                  74                 (53)
Gain on available-for-sale securities............          251               106                  24                 --
Trading account security gains (losses), net               --                 (7)                --                  --
Gain (loss) on sale of mortgage loans, net                 107               (71)                 67                  (4)
Other income.....................................          502               255                 272                 119
                                                        ------            ------             -------              ------
       TOTAL OTHER OPERATING INCOME..............        1,941             1,280                 806                 278
                                                        ------            ------             -------              ------
OTHER OPERATING EXPENSES:
-------------------------------------------------
Salaries and benefits............................        2,706             2,200                 912                 779
Occupancy expense................................          774               677                 254                 226
Equipment expense................................          672               446                 313                 151
FDIC assessment..................................          202               251                  (8)                 90
Advertising......................................          193               187                  41                  71
Other expenses...................................        1,591             1,155                 601                 346
                                                        ------            ------             -------              ------
       TOTAL OTHER OPERATING EXPENSES............        6,138             4,916               2,113               1,663
                                                        ------            ------             -------              ------
INCOME BEFORE PROVISION FOR
 INCOME TAXES....................................        1,992             1,891                 846                 622
PROVISION FOR INCOME TAXES.......................          415               360                 175                 110
                                                        ------            ------             -------              ------
NET INCOME.......................................       $1,577            $1,531                $671                $512
                                                        ======            ======             =======              ======
Earnings per share:                                      $0.96            $0.94                $0.41               $0.31
                                                        ======            ======             =======              ======
Dividends per share:                                     $0.40             $0.37               $0.14               $0.13
                                                        ======            ======             =======              ======
Weighted average no. of shares outstanding:              1,645             1,630               1,645               1,630

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------


                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                                 1995            1994
                                                            -------------------------------
                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
----------------------------------------------------------
  Net income .............................................     $  1,577      $  1,531
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Provision for possible credit losses ................          500           285
     Depreciation, amortization and accretion ............          673           517
     (Increase) decrease in mortgage loans held for resale       (1,495)       11,742
     Investment security gains (losses), net .............         (251)          (92)
     Loss on sale of foreclosed assets ...................           60            12
     Loss on sale of equipment ...........................            2             9
     (Increase) decrease in accrued interest receivable ..           66          (407)
     Increase (decrease) in accrued interest payable .....          624           736
     (Increase) decrease in other assets .................         (376)       (1,819)
     Increase (decrease) in other liabilities ............          826           136
                                                               --------      --------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ..................................        2,206        12,650
                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
----------------------------------------------------------
  Held-to-maturity securities:
    Proceeds from maturities of investment securities ....       12,967         1,024
    Purchases of securities ..............................       (4,246)      (19,901)
  Available-for-sale securities::
    Proceeds from maturities of securities ...............        3,440         3,694
    Proceeds from sales of securities ....................        8,213        12,852
    Purchases of securities ..............................      (17,878)      (15,285)
  Net (increase) decrease in loans and leases ............      (11,729)      (49,927)
  Purchases of premises and equipment ....................       (1,602)         (917)
  Proceeds from sale of equipment ........................            2            15
  Proceeds from sale of foreclosed assets ................          266           236
                                                               --------      --------
  NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES ................................      (10,567)      (68,209)
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------
  Net increase in deposits ...............................       21,823        37,637
  Increase (decrease) in federal funds purchased .........          400          --
  Increase (decrease) in short-term borrowings ...........       (7,250)        2,975
  Increase (decrease) in securities sold under
    agreements to repurchase .............................         (600)        1,000
  Proceeds from long-term debt ...........................       15,000        15,000
  Principal payments on long-term debt ...................      (20,071)          (31)
  Proceeds from issuance of common stock .................          216          --
  Cash dividends paid ....................................         (658)         (603)
                                                               --------      --------
 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ..................................        8,860        55,978
                                                               --------      --------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ...........          499           419
CASH & CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ...................................       10,719         9,800
                                                               --------      --------
CASH & CASH EQUIVALENTS AT  END OF PERIOD ................     $ 11,218      $ 10,219
                                                               ========      ========
CASH PAID DURING THE YEAR FOR:
   Interest ..............................................     $  7,858      $  3,341
                                                               ========      ========
   Income taxes ..........................................     $    328      $    305
                                                               ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                             LAKE ARIEL BANCORP,INC.
                                   FORM 10-QSB

Part I -  Financial Information (Cont'd)
Item 1 - Financial Statements (Cont'd)

Notes to Consolidated Financial Statements
------------------------------------------

1.       REPORTING AND ACCOUNTING POLICIES
         ---------------------------------

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The accounting and financial reporting policies of Lake Ariel Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of Lake Ariel Bancorp, Inc. and its wholly owned consolidated subsidiary, LA Bank, N.A. (Bank) including its subsidiary, LA Lease, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of Lake Ariel Bancorp, Inc. and subsidiary, and the results of its operations and changes in its financial position for the interim periods presented, in conformity with generally accepted accounting principles.

2.       CASH FLOWS
         ----------

         The Company considers amounts due from banks and federal funds sold as cash equivalents. Generally, federal funds are sold for one-day periods.

         From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. Approximately $18.4 million in mortgage loans were swapped for participation certificates during the first nine months of 1994.

3.       INVESTMENT SECURITIES
         ---------------------

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

4.       RECLASSIFICATIONS
         -----------------

         Certain prior years amounts have been reclassified to conform to the 1994 reporting format.

5. The financial information as of December 31, 1994 and for the interim periods ended September 30, 1995 and 1994 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

6.       SHORT-TERM BORROWINGS AND LONG-TERM DEBT
         ----------------------------------------

         Short-term borrowings at September 30, 1995 consisted of the following:

         Borrowings with the Federal Home Loan Bank.................$5,000,000
                                                                    ==========
         Long-term debt at September 30, 1995 consisted of the following:

         Unsecured notes, payable in the amount
         of $31,200 semiannually, maturing
         April 22, 1998.............................................$  187,000
         Borrowings with The Federal Home Loan Bank.................$5,000,000
                                                                    ----------
                  Total.............................................$5,187,000
                                                                    ==========

         Annual maturities of the long term debt are as follows: $31,200 in 1995; $62,400 in 1996; $62,400 in 1997; $31,000 in 1998; and $5,000,000 in 2000.

         The borrowings with the Federal Home Loan Bank of Pittsburgh require the Company to maintain collateral with a fair value in an amount which approximates the total outstanding debt. In addition, the Company must maintain its membership with the Federal Home Loan Bank of Pittsburgh.

                            LAKE ARIEL BANCORP, INC.
                                   FORM 10-QSB

Part I -  Financial Information (Cont'd)
Item 2 -  Management's Discussion and Analysis or Plan of Operations:

         The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended September 30, 1995 and 1994. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

         NET INCOME
         ----------

         Net income for the first nine months of 1995 increased 3% compared to the same period in 1994. Net income was positively influenced by a 15% growth in net interest income. Offsetting this positive factor was a 25% increase in other operating expenses, which was primarily attributable to the expenses associated with the Company's newest branch offices. Also, the increase in earnings was a result of the increase in customer service charges and fees. Loan Origination fees decreased from $368,000 in the third quarter 1994 to $78,000 in the same period for 1995.

         Profit performance for financial institutions is measured by the return on average assets (ROA) and the return on average equity (ROE). On an annualized basis, the ROA was .83% in 1995 compared to 1.05% in 1994. The ROE was 12.27% for the first nine months of 1995 compared to 12.19% in 1994.

         NET INTEREST INCOME
         -------------------

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

         In the first nine months of 1995 net interest income increased 15% over the same period in 1994 primarily due to the positive improvement in the net income variances of earning assets over interest-bearing liabilities. Total average earning assets were $53 million greater at September 30, 1995 compared to the same period in 1994. Average loans grew by 21% or $24.7 million in the first nine months of 1995. Average commercial loans increased by 4%, real estate mortgage loans by 25.5% and consumer loans by 39%. The increased loan volume resulted in a 33% growth in loan interest income. Commercial loan income increased by 25%, mortgage loan income grew by 39% and consumer loan income increased by 35%. Due to the higher interest rate environment which continued into the first nine months of 1995, the average yield on loans and leases increased by 80 basis points to 9.10% in 1995 from 8.30% in 1994.

         Investment securities income increased 49% and is directly attributable to higher volume levels during the period. Tax exempt state and municipal securities income decreased 14.5% or $185 thousand due to maturities of tax exempt securities without similar reinvestments. U.S. government agencies income grew by 96% or $1.58 million, again because of volume. Other securities income grew by $930 thousand due to the increase in dividends received on both Federal Reserve Bank and Federal Home Loan Bank stock. Gross unrealized gains on held to maturity securities were approximately $154 thousand while gross unrealized losses amounted to $365 thousand.

         Total interest expense increased 77% or $3.2 million in the first nine months of 1995 due to both the higher levels of average interest-bearing deposit accounts and borrowed funds. Average time (certificates of deposit) deposits and borrowings from the Federal Home Loan Bank contributed heavily to the growth. In aggregate, average savings and interest-bearing demand deposits currently represent 37% of interest-bearing deposits compared to 52% in September, 1994. Total interest expense associated with these types of deposits increased 17% or $232 thousand during the third quarter of 1995. Total average certificates of deposit increased 68%, but due to the repricing frequency of these deposits and higher rates, interest expense increased by 104%. The effect of the higher average rates resulted in a 110 basis point increase in the cost of interest-bearing deposits, from 3.43% at September 1994 to 4.53% at September 1995.

         Average total borrowings were approximately $24.3 million at September 30, 1995 compared to $13.4 million at September 30, 1994. The majority of the borrowings were utilized as part of investment and asset liability strategies to increase interest income.

         During the first nine months of 1995, the average yield on earning assets increased by 47 basis points and cost of interest-bearing liabilities increased by 113 basis points. The net effect was a 66 basis point decrease in the net interest margin from 4.76% in 1994 to 4.10% percent in 1995.

         The following table provides an analysis of changes in net interest income with regard to volume, rate and yields of interest-bearing assets and liabilities based on month-end average balances for each period. Components of interest income and expense are presented on a tax equivalent basis using the federal income tax rate of 34% for each period.



Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential                                             (in thousands)
----------------------------------------------------------------------------------------------------------------------------------

For nine months ended September  30,                                1995                                        1994
-----------------------------------------------------------------------------------------------------------------------------------

                                                                             Interest                               Interest
                                                    Average        Annual    Income/     Average           Annual   Income/
                                                    Balance (1)    Rate      Expense     Balance           Rate     Expense
                                                    -----------    ----      -------     -------            ----    -------
Assets
Federal funds sold                                 $  2,929         6.12%    $    134     $  1,190          7.86%    $   70
Deposits in Federal Home Loan Bank                      340         8.26%          21           80          5.01%         3
Investment Securities:
  U.S. government agencies                           63,788         6.76%       3,226       36,690          6.00%     1,646
  State and municipal (2)                            17,142         8.45%       1,083       18,847          9.00%     1,268
  Other securities                                    1,940         6.68%          97        1,010          5.03%        38
                                                   --------        ------     -------      -------         ------    ------

    Total Securities                               $ 82,870         7.11%       4,406       56,547          6.98%     2,952
Loans and Leases:
  Commercial, financial and industrial               43,274        10.09%       3,265       41,487          8.44%     2,620
  Real estate-construction and mortgage              63,105         8.42%       3,972       50,269          7.60%     2,859
  Installment loans to individuals (3)               34,612         9.11%       2,358       24,534          9.40%     1,725
  Lease financing (3)                                 1,182         9.73%          86        1,154         10.54%        91
                                                   --------        ------     -------      -------         ------    ------
    Total Loans and Leases                         $142,173         9.10%       9,681      117,444          8.30%     7,295

Total earning assets                                228,312         8.34%      14,242      175,261          7.87%    10,320
Cash and due from banks                              10,778          --          --         10,385           --        --
Premises and equipment                                7,684          --          --          6,381           --        --
Other, less allowance for credit losses
  and loan fees                                       4,614          --          --          2,074           --        --
                                                   --------        ------     -------      -------         ------    ------
Total Assets                                       $251,388         7.57%     $14,242     $194,101          7.11%  $ 10,320
                                                   ========        ======     =======     ========         ======  ========
Liabilities and Stockholders' Equity
Interest-Bearing Deposits:
  Demand                                           $ 25,630         2.43%     $   465     $ 25,695          2.38%  $    458
  Savings                                            41,834         3.66%       1,146       46,782          2.63%       921
  Time                                               86,615         5.46%       3,535       52,883          4.48%     1,773
  Time over $100,000                                 26,659         4.87%         971       14,667          4.01%       440
                                                   --------        ------     -------      -------         ------    ------
    Total Interest-Bearing Deposits                $180,738         4.53%       6,117      140,027          3.43%     3,592
Federal Funds Purchased                                 517         5.17%          20            0             0          0
Short-term borrowings                                 3,491         6.20%         162        2,637          2.89%        57
Long-term debt                                       19,705         6.19%         912       10,662          5.30%       423
Securities sold under agreements to repurchase          590         5.21%          23          111          6.02%         5
                                                   --------        ------     -------      -------         ------    ------
    Total Interest-Bearing Liabilities              205,041         4.72%       7,234      153,437          3.55%     4.077
Demand - noninterest - bearing                       25,879          --           --        22,535            --        --
Other liabilities                                     3,386          --           --         1,385            --        --
                                                   --------        ------     -------      -------         ------    ------
Total Liabilities                                   234,306         4.13%       7,234      177,357          3.07%     4,077

Stockholders' equity                                 17,082          --          --         16,744            --        --
                                                   --------        ------     -------      -------         ------    ------
Total Liabilities and Stockholders' Equity        $ 251,388         3.85%       7,234     $194,101          2.81%    $4,077
                                                   ========        ======     =======     ========         ======  ========

Margin Analysis
   Interest income/earning assets                                   8.34%     $14,242                        7.87%  $10,320
   Interest expense/earning assets                                  4.24%       7,234                        3.11%    4,077
                                                                   ------     -------                       ------   ------
   Net interest income/earning assets                               4.10%      $7,008                        4.76%   $6,243
                                                                   ======     =======                       ======   ======

   (Percentages may not add due to rounding.)
(1) Average balances have been computed using month-end balances. Nonaccrual loans are included in loan balances.
(2) Interest and yield are presented on a tax equivalent basis using 34% for each period.
(3) Installment loans and leases are presented net of unearned interest.
(4) Does not include recovered interest of $49,000 on nonaccrual loan paid off during period.

Rate/Volume Variance Analysis Calculation
-----------------------------------------
for nine months ended September 30, 1995

                                                           1995 Compared to 1994
                                                           ---------------------
                                                    Total        Caused by
                                                   Variance        Rate       Volume
                                                   ----------------------------------
Interest Income:
Federal funds sold                                 $    64      $    17      $    47
Deposits in Federal Home Loan Bank                      18            3           15
Investment Securities:
  U.S. government agencies                           1,580          232        1,348
  State and municipal                                 (185)         (74)        (111)
  Other securities                                      59           16           43
                                                   ---------------------------------
    Total Investment Securities                      1,454          174        1,280
                                                   ---------------------------------
Loans and Leases:
  Commercial, financial and industrial                 645          528          117
  Real estate-construction and mortgage              1,113          328          785
  Installment loans to individuals                     633          (56)         689
  Lease financing                                       (5)          (7)           2
                                                   ---------------------------------
    Total Loans and Leases                           2,386          793        1,593
                                                   ---------------------------------
Total Earning Assets                                 3,922          987        2,935
                                                   ---------------------------------
Interest Expense:
Interest-bearing deposits:
  Demand                                                 7            8           (1)
  Savings                                              225          393         (168)
  Time                                               1,762          447        1,315
  Time over $100,000                                   531          110          421
                                                   ---------------------------------
    Total Interest-Bearing Deposits                  2,525          958        1,567
Federal Funds Purchased                                 20            0           20
Short-term borrowings                                  105           82           23
Long-term debt                                         489           81          408
Securities sold under agreements to repurchase          18           (1)          19
                                                   ---------------------------------
Total Interest-Bearing Liabilities                   3,157        1,120        2,037
                                                   ---------------------------------
Net Interest Income Variances                      $   765      ($  133)     $   898
                                                   =================================


(5) The proportion of the total change attributable to volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.

         OTHER OPERATING INCOME
         ----------------------

         Other operating income, during the first nine months of 1995, increased 52% from the same period in 1994. Loan origination fees decreased by 79% or $290 thousand, because of the decline in residential mortgage loans sold for cash. Mortgage servicing fee income increased by 60% or $83 thousand when compared to the first nine months of 1994. These fees are directly influenced by the volume of loans that are sold in the secondary market. Gains or losses on sales of mortgage loans occur when the coupon rates on mortgage loans exceed or fall short of the yields required by the purchasers. The net gain recorded in 1995, compared with the net loss in 1994, is indicative of the changes in interest rates during the periods in which the sales occurred.

         Trading account activity produced a net loss of $7 thousand in the first nine months of 1994 compared to no activity in the comparable period of 1995. Overall, the effect of higher interest rates negatively impacted income security prices in the first nine months of 1995.

         Customer service charges and fees, which include fees on demand deposit accounts, item processing and return items, increased 59% in the first nine months of 1995. The increase is directly related to the growth in the number of both consumer and business demand deposits and the fees associated with each type of account.

         Other income increased 97% in the first nine months of 1995 compared to the same period in 1994. Included in other income are earnings on director's life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in one of the Company's branch offices and other general service fees.

         OTHER OPERATING EXPENSES
         ------------------------

         For the first nine months of 1995, total other operating expenses increased 25% over the same period in 1994. Salaries and benefits, which is the most significant of the non-interest expenses, increased by 23% or $506 thousand over 1994 amounts. The increase is due to the additional staffing needs in both branch and administrative offices, merit increases and the added costs associated with health care insurance and other benefits which are provided by the Company.

         At September 30, 1995, equipment and occupancy expenses increased by 51% and 14%, respectively, when compared to the same period in 1994. The increase in both of these expenses are directly related to the addition of four branch offices which opened in the past twelve months, the mortgage loan and administrative center which opened in January of 94, the acquisition and installation of an entirely new computer system, and the overall increases in overhead expenses at all branch offices.

         The 20% decrease in the FDIC insurance assessment is directly related to the growth in the Company's deposit base, which was offset in the third quarter 1995 by an FDIC refund of assessments paid for the period from June 1, 1995 through September 30, 1995. The refund was a result of the FDIC assessment reduced from 23 cents per $100 deposits to 4 cents per $100 deposits, effective June 1, 1995. Advertising expense increased 3% due to the extensive marketing of the Company's products and services. Other expenses increased by 38% over the same period in 1994 and include such costs as legal fees, professional and audit fees and other general operating expenses.

         INCOME TAXES
         ------------

         The provision for income taxes as of September 1995 increased 15% in the first nine months of 1995 compared to the same period in 1994. The effective tax rate for the first nine months of 1995 was 21% compared to 19% in the same period in 1994.

         PROVISION FOR POSSIBLE CREDIT LOSSES
         ------------------------------------

         The provision for possible credit losses is based on management's evaluation of the allowance for possible credit losses in relation to the credit risk inherent in the loan portfolio. In establishing the amount of provision required, management considers a variety of factors, including but not limited to, general economic factors, volume of specific types of loans, collateral adequacy and potential losses from significant borrowers. At monthly meetings, the loan review committee analyzes information relative to both specific credits and the total portfolio in general. The information is then used to determine the amount to be charged to the provision which thereby increases the allowance for possible credit losses.

         At September 30, 1995 the amount charged to operating expense for the provision for possible credit losses was $500 thousand compared to $285 thousand at September 30, 1994. The provision represents management's assessment of the risks inherent in the loan and lease portfolio while providing amounts necessary to cover charge-offs. Based on the review of specific loans and total loans in general, management believes that the allowance for possible credit losses is adequate. The allowance for possible credit losses was 1.04% at September 30, 1995 compared to 1.10% at September 30, 1994.

         FINANCIAL CONDITION
         -------------------

         At September 30, 1995, the Company's total assets were $249.5 million, representing an increase of $13.4 million or 5.7% from the December 31, 1994 balance of $236.1 million. The increase in assets is primarily attributable to a $12.3 million growth in total loans.

         Investment securities, after an increase to $88.1 million at June 30, 1995, returned to the reported level at December 31, 1994. The net increase of $11.4 million at June 30, 1995 was attributable to asset, liability and investment strategies that were implemented during the period to increase interest income. During the first six months of 1995, the Company purchased $10 million of securities with funds borrowed from the Federal Home Loan Bank of Pittsburgh. The strategy that was employed provided a favorable yield pickup between the invested and borrowed funds. During the third quarter 1995, $11 million of Federal Home Loan Bank multi step-up bonds were called and settled, which proceeds were used to pay back Federal Home Loan Bank borrowings.

         Total net loans increased by $12.3 million from $135 million at year end 1994, to $147.3 million at September 30, 1995. Residential mortgage loans increased $7.5 million from December 31, 1994 to September 30, 1995. The increase is attributable to the increased mortgage loan activity during the period, particularly during the third quarter of 1995. Consumer loans, net of unearned discounts, grew by $2.3 million or 6.6% largely due to the Company's marketing efforts on both direct and indirect lending programs to consumers. Commercial loans increased $2.5 million or 5.5% at September 30, 1995. Commercial loans consist of loans made to small businesses within the Company's market area and are generally secured by real estate and other assets of the borrowers.

         Total deposits increased $21.8 million or 11.4% from $192.2 million at year end 1994 to $214 million at September 30, 1995. Noninterest-bearing demand deposits increased $3.3 million or 13.1% during the first nine months of 1995. In aggregate, savings accounts and interest-bearing demand deposits increased by $458 thousand or 1% during the period. As a percentage of total deposits, savings and interest-bearing demand deposits represented 31.5% at September 30, 1995, compared to 34.9% at year end 1994. These deposits continue to be very attractive to consumers because of their liquidity feature. Time deposits, including certificates of deposit in denominations of $100 thousand or more, increased $18.1 million or 18% during the period. There were no brokered deposits within the Company's deposit base at September 30, 1995.

         The Company considers its current deposit base to be stable and generally consumer in nature. The deposit mix is, in general, equally distributed among all products without any significant concentrations.

         NONPERFORMING ASSETS
         --------------------

         Nonperforming assets include nonperforming loans and foreclosed assets held for sale. Nonperforming loans consist of loans where the principal, interest, or both is 90 or more days past due and loans that have been placed on nonaccrual. When loans are placed on nonaccrual, income from the current period is reversed from current earnings and interest from prior periods is charged to the allowance for possible credit losses. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on nonaccrual if the collateral is sufficient to recover the principal. The following table represents nonperforming assets of the Company at September 30, 1995 and 1994.

                                                1995         1994
                                                ----         ----
                                             (Dollars in thousands)

Loans past due 90 days or more                $1,040          $1,284
Nonaccrual loans ...................           1,815           1,931
                                              ------          ------
  Total nonperforming loans ........           2,856           3,215

Foreclosed assets held for sale                  265             119
                                              ------          ------
  Total nonperforming assets .......          $3,121          $3,334
                                              ======          ======


Nonperforming loans as a percent
  of loans..........................            2.03%           2.47%

Nonperforming assets as a percent
  assets............................            1.25%           1.47%


         Nonperforming assets at September 30, 1995 decreased $213 thousand or 6.4% compared to the same period in 1994. Nonaccrual loans were $116 thousand lower at September 30, 1995 compared to September 30, 1994. Real estate loans represent $469 thousand of nonaccrual loans while loans to commercial borrowers represent the remaining $1,346 million balance. Generally, commercial loans are secured by real estate and other assets of the borrowers. No material losses are expected from legal proceedings on nonaccrual loans.

         Loans past due 90 days or more decreased $244 thousand or 19% from 1994 levels. Approximately 57.5% percent of the delinquent loans are residential mortgages, 8.4% are consumer installment and 34.1% are loans to commercial borrowers. At quarterly loan review meetings, management reviews the status of these loans with regard to legal proceedings and collection efforts.

         Foreclosed assets held for sale consists of properties that are acquired by legal proceedings and are carried at the lower of fair value minus estimated costs to sell, or cost.
No material losses are expected upon the sale of the property.

         POTENTIAL PROBLEM LOANS
         -----------------------

         At September 30, 1995, the Company had approximately $348,000 of problem loans which were not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at September 30, 1995.

         LIQUIDITY AND FUNDS MANAGEMENT
         -----------------------------

         Liquidity management is to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayment on loans and investments, sales of assets, growth in core deposits, short and long-term borrowings and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates.

         At September 30, 1995, the Company maintained $11.2 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements) in addition to $43 million in investment securities available for sale. This combined total of $54.2 million represented 22% of total assets at September 30, 1995. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source had grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At September 30, 1995, approximately 86% of the Company's assets were funded by core deposits acquired within its market area. An additional 7% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash provided by operating activities was $2.2 million at September 30, 1995, as compared to net cash provided by operating activities of $12.7 million for the comparable period in 1994. The $10.5 million decrease is primarily related to a decrease in mortgage loans held for resale. Net cash used in investing activities was $10.5 million at September 30, 1995 compared to $68.2 million at September 30, 1994. Approximately $20.1 million of the net decrease was a reduction in the purchase of securities. A reduction of $38.2 million in loan and lease funding makes up the remaining decrease in cash used in investing activities.

         Net cash provided by financing activities decreased to $8.9 million at September 30, 1995 from $55.9 million at September 30, 1994, a net decrease of $47 million. The net decrease of $20 million in long-term debt was the result of an investment strategy funded by Federal Home Loan Bank borrowings, which were paid back through September 30, 1995. The net change in short-term borrowings and deposits were $10.2 million and $15.8 million, respectively, at September 30, 1995.

         INTEREST RATE SENSITIVITY
         -------------------------

         Interest rate sensitivity management involves the matching of maturity and repricing dates of earning assets and interest-bearing liabilities to help insure the Company's earnings against extreme fluctuations in interest rates. The Company's Asset/Liability Committee ("ALCO"), which is comprised of senior management and board members, meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities.

         The Company's principal financial objective is to achieve long-term profitability while managing its exposure to fluctuations in interest rates. This is accomplished by measuring the relationship between interest rate sensitive assets and interest rate sensitive liabilities. The goal of maintaining a reasonable balance between interest sensitive assets and interest sensitive liabilities is accomplished through the Company's asset/liability management program.

         To manage the interest sensitivity position, an asset/ liability model called "gap analysis" is used to monitor the difference in the volume of the Company's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The use of this model assists the ALCO to gauge the effects of interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

        At September 30, 1995, the Company maintained a one year cumulative GAP of negative $25.3 million or 10.1% of total assets. The effect of this GAP position provided a negative mismatch of assets and liabilities which can expose the Company to interest rate risk during a period of rising interest rates.

         The following table sets forth the Company's interest sensitivity gap position as of September 30, 1995.

                                                        (in thousands)
                            3 months        3 through         1 through       Over         Total
                            or less         12 months          3 years       3 years
                            -------         ---------         --------       -------
Investment securities(2)    $ 12,807        $  6,468          $ 13,161      $ 44,756      $ 77,192
Loans                         45,535          21,620            25,533        54,657       147,345
                            --------        --------          --------      --------      --------
  Total                     $ 58,342        $ 28,088          $ 38,694      $ 99,413      $224,537
                            ========        ========          ========      ========      ========

Interest-bearing
  transaction deposits(1)   $  6,745        $  6,745          $ 13,490      $ 40,465       $67,445
Time                          23,100          32,715            16,523        15,878        88,216
Time over $100,000            13,514          15,586               564           542        30,206
Short-term borrowings          2,900           --                 --             --          2,900
Repurchase agreements            400           --                 --             --            400
Long-term debt                 5,002           5,006                15           164        10,187
                            --------        --------          --------      --------      --------
  Total                     $ 51,661        $ 60,052          $ 30,592      $ 57,049      $199,354
                            ========        ========          ========      ========      ========

Gap                         $  6,681        ($31,964)         $  8,102      $ 42,364
                            ========        ========          ========      ========

Cumulative Gap              $  6,681        ($25,283)        ($ 17,181)     $ 25,183
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

         CAPITAL
         -------

         The adequacy of the Company's capital is reviewed on an ongoing basis with reference to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

         As required by the federal banking regulatory authorities, new guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off balance sheet instruments. For the Company, Tier I capital consists of common stockholders' equity less intangible assets, and Tier II capital includes the allowable portion of the allowance for possible loan losses, currently limited to 1.25% of risk-weighted assets. Regulatory guidelines require that core capital and total risk-based capital must be at least 4.00% and 8.00%, respectively. The following table illustrates the Company's capital ratios as required under the new guidelines.

                  Primary capital............................. $ 18,740
                  Intangible assets...........................     (229)
                                                               --------
                  Tier I capital(1)...........................   18,511


                  Tier II Capital.............................    1,476
                                                               --------
                  Total Risk-Based Capital.................... $ 19,987
                                                               ========
                  Total Risk-Weighted Assets.................. $148,246

                  Tier I Ratio................................    12.49%

                  Risk-Based Capital Ratio....................    13.48%
                  Tier I Leverage Ratio.......................     7.39%

(1) Gross of unrealized losses on available-for-sale securities. If unrealized losses on available for sale securities were included, Tier I capital is 12.25%, total risk-based capital ratio is 13.25%, and the Tier I leverage ratio is 7.28%.

         EFFECTS OF INFLATION
         --------------------

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

         FUTURE OUTLOOK
         --------------

         Management is hopeful that the additional banking offices will continue to expand the Company's deposit base by attracting new depositors, while providing quality service to both new and existing customers. The initial costs associated with the branch openings, such as salaries and benefits, advertising, overhead expenses and marketing, will have a negative impact on the Company's earnings until the growth in deposits reaches a level to offset these expenses.
Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits required by item 601 of Regulation S-K

             Exhibit Number                    Description of Exhibit
             --------------                    ----------------------
                    2                                    None
                    4                                    None
                   11                                    None
                   15                                    None
                   18                                    None
                   19                                    None
                   20                                    None
                   23                                    None
                   24                                    None
                   25                                    None
                   28                                    None

         (b) Reports on /Form 8-K

         The Registrant has filed no reports on Form 8-K for the quarter ended September 30, 1995.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LAKE ARIEL BANCORP, INC.



Date:  November 2, 1995                  By /s/ JOHN G. MARTINES
                                            -----------------------------------
                                                   John G. Martines
                                               CHIEF EXECUTIVE OFFICER

                                            /S/ JOSEPH J. EARYES
                                            -----------------------------------
                                                 Joseph J. Earyes, CPA
                                                 SR. VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER