Form 10QSB
period 1996-03-31
LAKE ARIEL BANCORP INC
filed 1996-05-07
CIK 723878

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1996

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from               to
                               -------------   -------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,666,192 shares of common stock, par value $.42 per share, as of March 31, 1996.

                            LAKE ARIEL BANCORP, INC.
                                   FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996


                                      INDEX


                                                                   Page Number
                                                                   -----------
Part I - Financial Information
- ------------------------------

Item 1.  Financial Statements:
         Consolidated Balance Sheets as of March 31, 1996
            and December 31, 1995..................................      3

         Consolidated Statements of Income and
            Earnings Per Share for the three months ended
            March 31, 1996 and 1995................................      4

         Consolidated Statement of Cash Flows for the three
            months ended March 31, 1996 and 1995...................      5

         Notes to Consolidated Financial Statements................    6-7


Item 2.  Management's Discussion and Analysis or
            Plan of Operations.....................................   8-19

Part II - Other Information
- ---------------------------

Item 1.  Legal Proceedings.........................................    N/A

Item 2.  Changes in Securities.....................................    N/A

Item 3.  Defaults Upon Senior Securities...........................    N/A

Item 4.  Submission of Matters to a Vote of Security
            Holders................................................    N/A

Item 5.  Other Information.........................................    N/A

Item 6.  Exhibits and Reports on Form 8-K..........................    N/A

         Signatures................................................     20

                            LAKE ARIEL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
- -------------------------------------------------------------------------------

                                                     MARCH 31,      DECEMBER 31,
                                                       1996              1995
                                                     --------------------------
                                                            (in thousands)

ASSETS
Cash and cash equivalents..........................   $10,439          $12,519
Held-to-maturity securities (fair value of
   $22,539 and $22,866, respectively)............      22,699           22,589
Available-for-sale securities......................    62,921           50,580
Loans and leases...................................   160,142          159,170
Mortgage loans held for resale.....................     6,221            3,405
   Less unearned income and loan fees...........       (8,381)          (8,612)
   Less allowance for possible credit losses......     (1,737)          (1,657)
                                                     --------         --------

         Net Loans.................................   156,245          152,306
Premises and equipment, net........................     7,697            7,785
Accrued interest receivable........................     2,197            1,971
Foreclosed assets held for sale....................       186               52
Other assets.......................................     4,109            4,057
                                                     --------         --------

         TOTAL ASSETS...........................     $266,493         $251,859
                                                     ========         ========

LIABILITIES
Deposits:
   Noninterest-bearing.............................   $27,197          $26,866
   Interest-bearing:
         Demand....................................    23,151           25,686
         Savings...................................    39,765           39,388
         Time......................................   103,499           89,876
         Time $100,000 and over...................     31,849           26,943
                                                     --------         --------

         Total Deposits............................   225,461          208,759
Accrued interest payable...........................     1,683            1,746
Securities sold under agreements to repurchase..          400              400
Short-term borrowings..............................     2,500            5,000
Long-term debt.....................................    15,156           15,156
Other liabilities..................................     1,339            1,289
                                                     --------         --------

         Total Liabilities.........................   246,539          232,350
                                                     --------         --------

STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares....       --               --
Common stock: Authorized, 5,000,000 shares of
  $.42 par value each; issued and outstanding
  1,666,192 shares.................................       700              696
Capital surplus....................................     9,532            9,414
Retained earnings .................................     9,572            9,118
Net unrealized gains (losses) on available-for-sale
securities.........................................       150              281
                                                     --------         --------

         Total Stockholders' Equity................    19,954           19,509
                                                     --------         --------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY................        $266,493         $251,859
                                                     ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                              MARCH 31,
                                                              ---------
                                                        1996              1995
                                                       ------------------------
                                                        (in thousands except
                                                           per share data)
INTEREST INCOME:
Loans and leases..............................         $3,477           $3,063
Investment Securities
   Taxable....................................            952            1,050
   Exempt from federal income taxes...........            241              256
   Dividends..................................             25               31
                                                       ------           ------
     Total Investment Securities Income.......          1,218            1,337
                                                       ------           ------
Deposits in banks.............................              1                5
Federal funds sold............................             44               25
                                                       ------           ------
    TOTAL INTEREST INCOME.....................          4,740            4,430
                                                       ------           ------
INTEREST EXPENSE:
Deposits......................................          2,044            1,855
Long-term debt................................            300              306
Federal funds purchased.......................              2                5
Short-term borrowings.........................              3               45
Securities sold under agreements to repurchase              5                3
                                                       ------           ------
TOTAL INTEREST EXPENSE........................          2,354            2,214
                                                       ------           ------

NET INTEREST INCOME...........................          2,386            2,216
PROVISION FOR POSSIBLE CREDIT LOSSES..........            115              135
                                                       ------           ------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE CREDIT LOSSES.................          2,271            2,081
                                                       ------           ------
OTHER OPERATING INCOME:
Loan origination fees.........................             91               14
Customer service charges and fees.............            288              220
Mortgage servicing fees.......................             85               75
Investment security gains (losses), net                   (48)              35
Gain (loss) on sale of mortgage loans, net.                19               24
Other income..................................            156              106
                                                       ------           ------
    TOTAL OTHER OPERATING INCOME                          591              474
                                                       ------           ------

OTHER OPERATING EXPENSES:
Salaries and benefits.........................            906              899
Occupancy expense.............................            279              272
Equipment expense.............................            198              164
FDIC assessment...............................              1              121
Advertising...................................             47               92
Other expenses................................            523              455
                                                       ------           ------
     TOTAL OTHER OPERATING EXPENSES...........          1,954            2,003
                                                       ------           ------

INCOME BEFORE PROVISION FOR INCOME TAXES......            908              552
PROVISION FOR INCOME TAXES....................            205              105
                                                       ------           ------

NET INCOME....................................           $703             $447
                                                       ======           ======

Earnings per share:                                     $0.42            $0.27
                                                       ======           ======

Dividends per share:                                    $0.15            $0.13
                                                       ======           ======

Weighted average number of shares outstanding:          1,662            1,640

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                           1996         1995
                                                   ----------------------------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................     $703       $447
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Provision for possible credit losses.................      115        135
     Depreciation, amortization and accretion.............      177        179
     Deferred income taxes................................
     (Increase) decrease in mortgage loans held for resale   (2,816)    (1,054)
     Investment security (gains) losses, net..............       48        (35)
     Loss on sale of foreclosed assets....................        0          0
     (Gain) loss on sale of leased assets.................        0          0
     (Gain) loss on sale of equipment.....................        0          2
     (Increase) decrease in accrued interest receivable...     (226)        74
     Increase (decrease) in accrued interest payable......      (63)       257
     (Increase) decrease in other assets..................       63       (619)
     Increase (decrease) in other liabilities.............       50        580
                                                            -------    -------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES...................................   (1,949)       (34)
                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities of investment securities.....       20        211
    Purchases of securities ..............................     (314)         0
  Available-for-sale securities:
    Proceeds from maturities of securities................    4,202      1,310
    Proceeds from sales of securities.....................    5,233        850
    Purchases of securities...............................  (22,063)   (11,932)
  Net (increase) decrease in loans and leases.............   (1,372)    (1,845)
  Purchases of premises and equipment.....................      (95)    (1,271)
  Proceeds from sale of leased assets.....................        0          0
  Proceeds from sale of equipment.........................        0          2
  Proceeds from sale of foreclosed assets.................        0         96
                                                            -------    -------
  NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES.................................  (14,206)   (12,579)
                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits................................   16,702     13,928
  Increase (decrease) in short-term borrowings............   (2,500)    (9,750)
  Increase (decrease) in securities sold under agreements
    to repurchase.........................................        0       (500)
  Proceeds from long-term debt............................        0     15,000
  Principal payments on long-term debt....................        0     (2,500)
  Proceeds from issuance of common stock..................      122        106
  Cash dividends..........................................     (249)      (213)
                                                            -------    -------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES...................................   14,075     16,071
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........   (2,080)     3,458
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD....................................   12,519     10,719
                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $10,439    $14,177
                                                            =======    =======

CASH PAID DURING THE YEAR FOR:
   Interest...............................................   $2,128     $1,957
                                                            =======    =======
   Income taxes...........................................     $250        $91
                                                            =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                             LAKE ARIEL BANCORP,INC.
                                   FORM 10-QSB

Part I - Financial Information (Cont'd)
Item 1 - Financial Statements (Cont'd)

Notes to Consolidated Financial Statements
- ------------------------------------------

         1.       REPORTING AND ACCOUNTING POLICIES
                  ---------------------------------

                  PRINCIPLES OF CONSOLIDATION
                  ---------------------------

         The accounting and financial reporting policies of Lake Ariel Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of Lake Ariel Bancorp, Inc. and its wholly owned subsidiary, LA Bank, N.A. (Bank) including its subsidiary LA Lease, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of Lake Ariel Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles.

         2.       CASH FLOWS
                  ----------

         The Company considers amounts due from banks and federal funds sold as cash equivalents. Generally, federal funds are sold for one-day periods.

         From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first quarters of 1996 and 1995.

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

         4.       RECLASSIFICATIONS
                  -----------------

         Certain prior years amounts have been reclassified to conform to the 1996 reporting format.

         5. The financial information as of December 31, 1995 and for the interim periods ended March 31, 1996 and 1995 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

         6.       SHORT-TERM BORROWINGS AND LONG-TERM DEBT
                  ----------------------------------------

         Short-term borrowings at March 31, 1996 consisted of the following:

         Borrowings from The Federal Home Loan Bank................. $2,500,000


         Long-term debt at March 31, 1996 consisted of the following:

         Unsecured notes, payable in the amount
         of $31,200 semiannually, maturing
         April 22, 1998.............................................$   156,000
         Borrowings with The Federal Home Loan Bank.................$15,000,000
                                                                    -----------

           Total....................................................$15,156,000
                                                                    ===========

         Annual maturities of the long-term debt are as follows: $62,400 in 1996; $62,400 in 1997; $31,200 in 1998; $5,000,000 in 2000; $5,000,000 in 2002;
and $5,000,000 in 2005.

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

                            LAKE ARIEL BANCORP, INC.
                                   FORM 10-QSB

         Part I - Financial Information (Cont'd)

         Item 2.  Management's Discussion and Analysis or Plan of Operations:

         The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended March 31, 1996 and 1995. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

         NET INCOME
         ----------

         Net income for the first three months of 1996 increased 57% compared to the same period in 1995. Net income was positively influenced by a 9% growth in net interest income after provision for possible credit losses and a 25% increase in other operating income, while effectively controlling overhead costs which decreased by 2%. The primary reason for the decrease is the reduction of FDIC expense in 1996.

         Profit performance for financial institutions is measured by the return on average assets (ROA) and the return on average equity (ROE). On an annualized basis, the ROA was 1.09% in 1996 compared to .73% in 1995. The ROE was 14.15% for the first quarter of 1996 compared to 11.31% in 1995.

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

         In the first quarter of 1996 net interest income (tax equivalent basis) increased 7% over the same period in 1995, primarily due to the positive improvement in the net income variances of earning assets over interest-bearing liabilities. Average loans and leases grew by 12% or $16 million in the first quarter of 1996. Average commercial loans increased by 7%, real estate mortgage loans by 21% and consumer loans and lease financing by 2%. The increase in interest and fees on loans resulted from the growth in all loan categories. Commercial loan income increased by 2%, mortgage loan income grew by 26% and consumer loan income increased by 10%.

         Investment securities income decreased 9% and is directly attributable to lower volume levels during the quarter. Tax exempt state and municipal securities income decreased 6% due to lower yields as a result of a decline in the prime borrowing rate for all tax-exempt securities of the same quality. U.S. government agencies income decreased by 10% because of volume. Gross unrealized gains on held to maturity securities were approximately $310 thousand while gross unrealized losses amounted to $470 thousand.

         Total interest expense increased by 6% in the first quarter of 1996 due to the higher levels of average interest-bearing deposit accounts. Average time (certificates of deposit) deposits and rates on new borrowings from the Federal Home Loan Bank contributed heavily to the growth. In aggregate, average savings and interest-bearing demand deposits currently represent 34% of interest-bearing deposits compared to 37% in March 1995. Total interest expense associated with these types of deposits increased 28% or $111 thousand during the first quarter of 1996. Total average certificates of deposit increased 14%, but due to the repricing frequency of these deposits and the overall lower rates, interest expense on certificates of deposit increased by 5%. The effect of the higher average rates resulted in an 8 basis point increase in the cost of interest-bearing deposits, from 4.26% at March 1995 to 4.34% at March 1996.

         Average total borrowings were $20.2 million in the first quarter of 1996 compared to $28.2 million in the first quarter of 1995. At March 31, 1996, both short-term and long-term borrowings were used to fund earning asset growth.

         During the first quarter of 1996, the average yield on earning assets increased by 18 basis points and cost of interest-bearing liabilities increased by 7 basis points. The net effect was a basis point decrease in the net interest margin from 4.15% in 1995 to 4.26% percent in 1996.

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

Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential

                                                                             (in thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
For three months ended March 31,                                        1996                                   1995
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                    Interest                               Interest
                                                    Average             Annual      Income/      Average       Annual      Income/
                                                    Balance (1)         Rate        Expense      Balance       Rate        Expense
                                                    -----------         ------      -------      -------       ------      --------
Assets
Federal funds sold                                  $  3,331            5.30%         $ 44        $1,760       5.70%         $   25
Investment Securities:
  U.S. government agencies                            58,588            6.52%          952        65,430       6.44%          1,050
  State and municipal (2)                             17,505            8.36%          365        17,412       8.94%            388
  Other securities                                     1,368            7.33%           25         2,477       5.02%             31
                                                    --------           ------       ------      --------      ------         ------

    Total Securities                                  77,461            6.95%        1,342        85,319       6.91%          1,469
                                                    --------           ------       ------      --------      ------         ------
Loans and Leases:
  Commercial, financial and industrial                47,139            9.57%        1,125        44,071      10.03%          1,102
  Real estate-construction and mortgage               73,341            8.27%        1,513        60,714       7.91%          1,197
  Installment loans to individuals (3)                33,537            9.51%          795        33,333       8.86%            736
  Lease financing (3)                                  1,613           10.94%           44         1,172       9.58%             28
                                                    --------           ------       ------      --------      ------         ------

    Total Loans and Leases                           155,630            8.96%        3,477       139,290       8.82%          3,063
                                                    --------           ------       ------      --------      ------         ------

Total earning assets                                 236,422            8.25%        4,863       226,369       8.07%          4,557
Cash and due from banks                               10,122             --            --         10,447        --              --
Premises and equipment                                 7,723             --            --          7,157        --              --
Other, less allowance for credit losses
  and loan fees                                        4,293             --            --          2,942        --              --
                                                    --------           ------       ------      --------      ------         ------

Total Assets                                        $258,560            7.54%       $4,863      $246,915       7.40%         $4,557
                                                    ========           ======       ======      ========      ======         ======

Liabilities and Stockholders' Equity
Interest-Bearing Deposits:
  Demand                                            $ 25,053            2.03%       $  127      $ 23,832       0.88%        $    52
  Savings                                             39,188            3.88%          379        41,062       3.35%            343
  Time                                                96,370            4.97%        1,193        84,141       5.93%          1,245
  Time over $100,000                                  28,221            4.90%          345        25,504       3.38%            215
                                                    --------           ------       ------      --------      ------         ------

    Total Interest-Bearing Deposits                  188,832            4.34%        2,044       174,539       4.26%          1,855
                                                    --------           ------       ------      --------      ------         ------
Short-term borrowings                                  4,670            5.50%           64         4,671       4.29%             50
Long-term debt                                        15,156            6.38%          241        22,732       5.40%            306
Securities sold under agreements
  to repurchase                                          400            5.01%            5           775         --               3
                                                    --------           ------       ------      --------      ------         ------

    Total Interest-Bearing Liabilities               209,058            4.52%        2,354       202,717       4.38%          2,214
Demand - noninterest - bearing                        26,617             --            --         25,165         --             --
Other liabilities                                      2,966             --            --          2,697         --             --
                                                    --------           ------       ------      --------      ------         ------

Total Liabilities                                    238,641            3.96%        2,354       230,579       3.85%          2,214
Stockholders' equity                                  19,919             --            --         16,336         --             --
                                                    --------           ------       ------      --------      ------         ------

Total Liabilities and Stockholders'
  Equity                                            $258,560            3.65%       $2,354      $246,915       3.60%         $2,214
                                                    ========           ======       ======      ========      ======         ======

Margin Analysis
   Interest income/earning assets                                       8.25%       $4,863                     8.07%         $4,557
   Interest expense/earning assets                                      3.99%        2,354                     3.92%          2,214
                                                                       ------       ------                    ------         ------

   Net interest income/earning assets                                   4.26%       $2,509                     4.15%         $2,343
                                                                       ======       ======                    ======         ======
   (Percentages may not add due to rounding.)

(1) Average balances have been computed using daily balances in 1996 and month-end balances in 1995. Nonaccrual loans are included in loan balances.
(2) Interest and yield are presented on a tax equivalent basis using 34% for each period.
(3) Installment loans and leases are presented net of unearned interest.



Rate/Volume Variance Analysis Calculation
- -----------------------------------------          1996 Compared to 1995
                                                   ----------------------

                                                   Total                Caused by
                                                   Variance                Rate             Volume
                                                   -----------------------------------------------
Interest Income:
Federal funds sold                                    $19                ($14)               $33

Investment Securities:
  U.S. government agencies                            (98)                 13               (111)
  State and municipal                                 (23)                (25)                 2
  Other securities                                     (6)                 11                (17)
                                                   ---------------------------------------------

    Total Investment Securities                      (127)                 (1)              (126)
                                                   ---------------------------------------------

Loans and Leases:
  Commercial, financial and industrial                 23                 (52)                75
  Real estate-construction and mortgage               316                  58                258
  Installment loans to individuals                     59                  54                  5
  Lease financing                                      16                   4                 12
                                                   ---------------------------------------------

    Total Loans and Leases                            414                  64                350
Total Earning Assets                                  306                  49                257
                                                   ---------------------------------------------

Interest Expense:
Interest-bearing deposits
  Demand                                               75                  72                  3
  Savings                                              36                  52                (16)
  Time                                                (52)               (219)               167
  Time over $100,000                                  130                 105                 25
                                                   ---------------------------------------------

    Total Interest-Bearing Deposits                   189                  10                179
Short-term borrowings                                  14                  14                  0
Long-term debt                                        (65)                 50               (115)
Securities sold under agreements
  to repurchase                                         2                   3                 (1)
                                                   ---------------------------------------------

Total Interest-Bearing Liabilities                    140                  77                 63
                                                   ---------------------------------------------

Net Interest Income Variances                      $  166                ($28)              $194
                                                   ---------------------------------------------


(4) The portion of the total change attributable to volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.

OTHER OPERATING INCOME
- ----------------------

         Other operating income, during the first three months of 1996 increased 25% from the same period in 1995. Loan origination fees increased six-fold and mortgage servicing fee income increased by 13% when compared to the first quarter of 1995. These fees are directly influenced by the volume of loans that are sold in the secondary market. Gains or losses on sales of mortgage loans occur when the coupon rates on mortgage loans exceed or fall short of the yields required by the purchasers. The net gain recorded in 1996 and in 1995 is indicative of the changing market conditions during the periods in which the sales occurred.

         There was no trading account activity the first quarters of 1996 and 1995.

         Customer service charges and fees, which include fees on demand deposit accounts, item processing and return items, increased 31% in the first quarter of 1996. The increase is directly related to the growth in the number of both consumer and business demand deposits and the fees associated with each type of account.

         Other income increased by 47% in the first quarter of 1996 compared to the same period in 1995. Included in other income are earnings on director's life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in one of the Company's branch offices and other general service fees.

OTHER OPERATING EXPENSES
- ------------------------

         For the first three months of 1996, total other operating expenses decreased 2% over the same period in 1995. Salaries and benefits, which represent one of the most significant portions of operating expenses, increased by 1% in the first quarter of 1996 compared to 1995. The modest increase is due to the additional number of employees, merit increases and the added costs associated with health care insurance and other benefits which are provided by the Company. Occupancy expense increased by 3% in 1996 compared to the same period in 1995. Equipment expense increased by 21% in 1996 compared to the first quarter of 1995. Besides the increased cost of computer equipment and related software costs, the increase in both of these expenses is directly related to the overall increases in overhead expenses at all branch offices. The decrease in the FDIC insurance assessment from $121 thousand in 1995 to $1 in 1996 reflects the decision by the FDIC in late 1995 to charge well capitalized banks a $1,000 semi-annual membership fee without any deposit-based insurance premium. Other expenses increased by 15% over the same period in 1995 and include such costs as legal fees, professional and audit fees and other general operating expenses.

INCOME TAXES
- ------------

         The provision for income taxes as of March 1996 doubled in the first quarter of 1996 compared to the same period in 1995. The increase is primarily attributable to the 64% increase in pre-tax income. The effective tax rate for the first quarter of 1996 was 23% as compared to 19% for the same period in 1995.

PROVISION FOR POSSIBLE CREDIT LOSSES
- ------------------------------------

         The provision for possible credit losses is based on management's evaluation of the allowance for possible credit losses in relation to the credit risk inherent in the loan portfolio. In establishing the amount of provision required, management considers a variety of factors, included but not limited to, general economic factors, volume of specific types of loans, collateral adequacy and potential losses from significant borrowers. The Company has strengthened its internal loan review process by implementing stringent analytical standards in the review procedure. At quarterly meetings, the loan review committee is presented with a report that contains information relative to both specific credits and the total portfolio in general. The information is used to determine the amount to be charged to the provision which thereby increases the allowance for possible credit losses.

         At March 31, 1996 the amount charged to operating expense for the provision for possible credit losses was $115 thousand compared to $135 thousand at March 31, 1995. The provision represents management's assessment of the risks inherent in the loan and lease portfolio while providing amounts necessary to cover charge-offs. The allowance for possible credit losses as a percent of total loans was 1.10% at March 31, 1996 compared to .99% at March 31, 1995.

FINANCIAL CONDITION
- -------------------

         At March 31, 1996, the Company's total assets were $266.5 million, representing an increase of $14.6 million or 6% from the December 31, 1995 balance of $251.9 million. The increase in assets is primarily attributable to a $12 million growth in securities and $4 million increase in net loans.

         Investment securities increased 17% from $73.2 million at December 31, 1995, to $85.6 million at March 31, 1996. The net increase of $12.4 million was attributable to investment of excess liquidity generated during the first quarter of 1996.

        Total net loans increased by $4 million from $152 million at year end 1995, to $156 million at March 31, 1996. The increase in net loans resulted from the Company's deposit-base growth and increased marketing efforts. Mortgage loans increased by $1 million or 1% at March 31, 1996. Mortgage loans held for resale increased to $6 million at March 31, 1996 from $3 million at December 31, 1995. Consumer loans decreased by $800 thousand or 2%. Commercial loans increased $600 thousand or 1% at March 31, 1996. Commercial loans consist of loans made to small businesses within the Company's market area and are generally secured by real estate and other assets of the borrowers.

        Total deposits increased $16.7 million or 8% from $208.8 million at year-end 1995 to $225.5 million at March 31, 1996. Noninterest-bearing demand deposits increased $331 thousand during the first quarter of 1996. In aggregate, savings accounts and interest-bearing demand deposits decreased by $2.2 million or 3% during the period. As a percentage of total deposits, savings and interest-bearing demand deposits represented 28% at March 31, 1996, versus 31% at year-end 1995. These deposits typically pay the lowest rate of interest. Over the past year, as investment rates continued their upward trend, savings and interest-bearing demand deposits became less attractive to consumers because of their lower rates offered as compared to other short-term deposit products. Time deposits, which include certificates of deposit in denominations of $100 thousand or more, increased $18.5 million or 16% during the period. There were no brokered deposits within the Company's deposit base at March 31, 1996.

         The Company considers its current deposit base to be stable and generally consumer in nature. The deposit mix is, in general, equally distributed among all products without any significant concentrations.

NONPERFORMING ASSETS
- --------------------

         Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans consist of loans where the principal, interest, or both is 90 or more days past due and loans that have been placed on nonaccrual. When loans are placed on nonaccrual, income from the current period is reversed from current earnings and interest from prior periods is charged to the allowance for possible credit losses. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on nonaccrual if the collateral is sufficient to recover the principal. The following table represents nonperforming assets of the Company at March 31, 1996 and 1995.

                                                            March 31,
                                                      1996          1995
                                                      ----          ----
                                                        (in thousands)

Loans past due 90 days or more.................      $1,205         $1,750
Impaired loans on nonaccrual status............         990          1,163
Other Nonaccrual loans.........................         472            700
                                                     ------          -----
  Total nonperforming loans....................       2,667          3,613

Foreclosed assets held for sale................         186            145
                                                     ------         ------
  Total nonperforming assets...................      $2,853         $3,758
                                                     ======         ======

Nonperforming loans as a percent
  of loans.....................................        1.69%          2.62%

Nonperforming assets as a percent
  assets.......................................        1.07%          1.50%

         Nonperforming assets at March 31, 1996 decreased $905 thousand compared to the same period in 1995. Nonaccrual loans decreased $401 thousand at March 31, 1996 compared to the same period in 1995. Real estate loans represent $471 thousand of nonaccrual loans while loans to commercial borrowers represent the remaining $990 million balance. Generally, commercial loans are secured by real estate and other assets of the borrowers. No material losses are expected from legal proceedings on nonaccrual loans.

         Loans past due 90 days or more decreased $545 thousand from 1995 levels. Of the delinquent loans, 36.13% are real estate secured, 31.98% are consumer installment and 31.89% are loans to commercial borrowers. At quarterly loan review meetings, management reviews the status of these loans with regard to legal proceedings and collection efforts.

         Foreclosed assets held for sale increased $41 thousand compared to the first quarter of 1995. The Company expects the sales of the properties to be completed during the second quarter of 1996.

LIQUIDITY AND FUNDS MANAGEMENT
- ------------------------------

         Liquidity management is to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investments, sales of assets, growth in core deposits, short and long-term borrowings and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates.

         At March 31, 1996, the Company maintained $10.4 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $6.2 million of mortgage loans held for resale and $63 million in available-for-sale securities. This combined total of $79.6 million represented 30% of total assets at March 31, 1996. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source had grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At March 31, 1996, approximately 85% of the Company's assets were funded by core deposits acquired within its market area. An additional 7.5% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash used in operating activities was $1.9 million at March 31, 1996, as compared to net cash used in operating activities of $34 thousand for the comparable period in 1995. This $1.56 million decrease is primarily related to a net $1.8 million increase in mortgage loans held for resale. Net cash used in investing activities increased $1.6 million in 1996 was attributable to proceeds from maturities, proceeds from sales and purchases of investment securities. Net cash provided by financing activities decreased $2 million from 1995. A net increase in deposits of $2.8 million was used to repay borrowings, resulting in a net decrease of $2.5 million in borrowing activities.

INTEREST RATE SENSITIVITY
- -------------------------

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

         At March 31, 1996, the Company maintained a one year cumulative GAP of negative $20.3 million or 8.4% of total interest-earning assets. The effect of this GAP position provided a negative mismatch of assets and liabilities which can expose the Company to interest rate risk during a period of rising interest rates.

        The following table sets forth the Company's interest sensitivity gap position as of March 31, 1996. Included in loans, in the over one year period, are $6.2 million of residential mortgages that can be sold in the secondary market.


                             3 months      3 through      1 through        Over         Total
                               or less    12 months       3 years         3 years
                             -------------------------------------------------------------------
                                                       (in thousands)
Investment securities(1)(2)    $20,055        $17,788      $12,182         $35,367      $ 85,392
Loans(2)                        41,835         20,275       31,973          62,167       156,250
                               -------       --------      -------         --------     --------
  Total                        $61,890        $38,063      $44,155         $97,534      $241,642
                               =======       ========     ========         =======      ========

Interest-bearing
  transaction deposits(3)      $     0        $ 5,308      $36,688         $20,921      $ 62,917
Time                            22,515         56,023       13,608          13,077       105,223
Time over $100,000               9,331         19,213          807             775        30,126
Repurchase agreements              400            --          --               --            400
Short term borrowings              --           2,500         --               --          2,500
Long-term debt                   5,002              5           12          10,136        15,155
                               -------       --------     --------         -------      --------
  Total                        $37,248        $83,049      $51,115         $44,909      $216,321
                               =======       ========     ========         =======      ========

Gap                            $24,642       $(44,986)    $( 6,960)        $52,625
                               =======       =========    ========         =======

Cumulative Gap                 $24,642       $(20,344)    $(27,304)        $25,321
                               =======       ========     ========         =======

(1) Gross of unrealized gains/losses on available for sale securities.

(2) Investments and loans are included in the earlier of the period in which interest rates are next scheduled to adjust or the period in which they are due. In addition, loans are included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflecting historical experience as well as management's knowledge and experience of its loan products.

(3) The Company's interest-bearing demand and savings accounts are generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. Accordingly, these deposits are assumed to be withdrawn according to historical experience which management considers reasonable at this time. However, the effective maturities are not outside the FDICIA 305 maturity distribution limits for non-maturing deposits.

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

CAPITAL
- -------

         The adequacy of the Company's capital is reviewed on an ongoing basis with reference to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

         As required by the federal banking regulatory authorities, new guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I capital consists of common stockholders' equity less intangible assets, and Tier II capital includes the allowable portion of the allowance for possible loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, neither Tier I nor Tier II capital reflect the adjustment of FASB 115, which requires adjustment in financial statements prepared in accordance with generally accepted accounting principles by including as a separate component of equity, the amount of net unrealized holding gains or losses on debt and equity securities that are deemed to be available-for-sale.


Regulatory guidelines require that core capital and total risk-based capital must be at least 4.00% and 8.00%, respectively. The following table illustrates the Company's capital ratios as required under the new guidelines.

         Primary capital.................................. $ 19,803
         Intangible assets................................     (194)

         Tier I Capital................................... $ 19,609

         Tier II Capital..................................    1,685
                                                           --------

         Total Risk-Based Capital......................... $ 21,294
                                                           ========

         Total Risk-Weighted Assets....................... $154,429

         Tier I Ratio.....................................   12.70%

         Risk-Based Capital Ratio.........................   13.79%

EFFECTS OF INFLATION
- --------------------

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

Management's belief is that a significant impact on earnings depends on its ability to react to changes in interest rates. Through its Asset/Liability Committee, the Company continually monitors interest rate sensitivity of its earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings.

FUTURE OUTLOOK
- --------------

         Management is hopeful that the newest additional banking offices will expand the Company's deposit base by attracting new depositors while providing quality service to both new and existing customers. The initial costs associated with branch openings, such as salaries and benefits, advertising, overhead expenses and marketing will have a negative impact the Company's earnings until the growth in deposits reach a level to offset these expenses.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-K

         Exhibit Number           Description of Exhibit
         --------------           ----------------------
               2                         None
               4                         None
              11                         None
              15                         None
              18                         None
              19                         None
              20                         None
              23                         None
              24                         None
              25                         None
              28                         None

         (b) Reports on /Form 8-K

         The Registrant has filed no reports on Form 8-K for the quarter ended March 31, 1995.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LAKE ARIEL BANCORP, INC.


Date May 2, 1996                        By
                                          ------------------------------------
                                                  John G. Martines
                                              CHIEF EXECUTIVE OFFICER

                                          ------------------------------------
                                                Joseph J. Earyes, CPA
                                                SR. VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER