Form 10-Q
period 1996-06-30
LAKE ARIEL BANCORP INC
filed 1996-08-08
CIK 723878

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from                           to
                               -------------------------   --------------------

Commission file Number: 2-85306

                            Lake Ariel Bancorp, Inc.
- -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                  Pennsylvania
- -------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   23-2244948
- -------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                               Post Office Box 67
                         Lake Ariel, Pennsylvania 18436
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (717) 698-5695
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,669,667 shares of common stock, par value $.42 per share, as of June 30, 1996.

                            LAKE ARIEL BANCORP, INC.
                                   FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996


                                      INDEX

                                                                                         Page Number
                                                                                         -----------
Part I - Financial Information
- ------------------------------
Item 1.           Financial Statements:
                  Consolidated Balance Sheets as of June 30, 1996
                  and December 31, 1995....................................................     3

                  Consolidated Statement of Income for the three and
                      six months ended June 30, 1996 and 1995..............................     4

                  Earnings Per Share for the three and six month
                     periods ended June 30, 1996 and 1995..................................     4

                  Consolidated Statement of Cash Flows for the six
                      months ended June 30, 1996 and 1995..................................     5

                  Notes to Consolidated Financial Statements...............................   6-7


Item 2.           Management's Discussion and Analysis or
                      Plan of Operations...................................................  8-20

Part II - Other Information
- ---------------------------
Item 1.           Legal Proceedings........................................................   N/A

Item 2.           Changes in Securities....................................................   N/A

Item 3.           Defaults Upon Senior Securities..........................................   N/A

Item 4.           Submission of Matters to a Vote of Security
                      Holders..............................................................   N/A

Item 5.           Other Information........................................................   N/A

Item 6.           Exhibits and Reports on Form 8-K.........................................    21

                  Signatures...............................................................    22

                            LAKE ARIEL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET


                                                         JUNE 30,     DECEMBER 31,
                                                          1996           1995
                                                       ----------     ------------
                                                      (in thousand)  (in thousands)
ASSETS
Cash and cash equivalents ......................       $  12,188        $  12,519
Held-to-maturity securities (fair value of
  $25,052 and $22,866, respectively) ...........          25,752           22,589
Available-for-sale securities ..................          66,160           50,580
Loans and leases ...............................         170,702          159,170
Mortgage loans held for resale .................           1,436            3,405
   Less unearned income and loan fees ..........          (8,684)          (8,612)
   Less allowance for possible credit losses ...          (1,790)          (1,657)
                                                       ---------        ---------
         Net Loans .............................         $161,66          152,306
Premises and equipment, net ....................           7,562            7,785
Accrued interest receivable ....................           2,319            1,971
Foreclosed assets held for sale ................             188               52
Other assets ...................................           4,414            4,057
                                                       ---------        ---------
         TOTAL ASSETS ..........................       $ 280,247        $ 251,859
                                                       =========        =========

LIABILITIES
Deposits:
   Noninterest-bearing .........................       $  30,305        $  26,866
   Interest-bearing:
         Demand ................................          25,724           25,686
         Savings ...............................          38,255           39,388
         Time ..................................         109,545           89,876
         Time $100,000 and over ................          35,454           26,943
                                                       ---------        ---------
         Total Deposits ........................         239,283          208,759
Accrued interest payable .......................           1,952            1,746
Securities sold under agreements to repurchase .             300              400
Short-term borrowings ..........................           2,500            5,000
Long-term debt .................................          15,125           15,156
Other liabilities ..............................           1,162            1,289
                                                       ---------        ---------
         Total Liabilities .....................         260,322          232,350
                                                       ---------        ---------
STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares ..              --               --
Common stock: Authorized, 5,000,000 shares of
  $.42 par value each; issued and outstanding
  1,669,667 shares .............................             701              696
Capital surplus ................................           9,584            9,414
Retained earnings ..............................          10,102            9,118
Net unrealized gains (losses) on
   Available-for-sale securities ...............            (462)             281
                                                       ---------        ---------
         Total Stockholders' Equity ............          19,925           19,509
                                                       ---------        ---------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY ..................       $ 280,247        $ 251,859
                                                       =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                         SIX MONTHS ENDED          THREE MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                      1996          1995           1996         1995
                                                     -------       -------        ------       -------
                                                            (in thousands except per share data)
INTEREST INCOME:
Loans and leases .............................       $ 7,016        $ 6,313       $ 3,539       $ 3,250
Investment Securities
    Taxable ..................................         2,093          2,186         1,141         1,136
    Exempt from federal income taxes .........           509            482           268           226
    Dividends ................................            41             62            16            31
                                                     -------        -------       -------       -------
       Total Investment Securities Income ....         2,643          2,730         1,425         1,393
                                                     -------        -------       -------       -------
Deposits in banks ............................             3             18             2            13
Federal funds sold ...........................            85            110            41            85
                                                     -------        -------       -------       -------
       TOTAL INTEREST INCOME .................         9,747          9,171         5,007         4,741
                                                     -------        -------       -------       -------

INTEREST EXPENSE:
Deposits .....................................         4,264          3,967         2,220         2,112
Long-term debt ...............................           488            743           244           437
Federal funds purchased ......................             4              7             2             2
Short-term borrowings ........................            93             45            34             1
Securities sold under agreements to repurchase            10              1             5             9
                                                     -------        -------       -------       -------
      TOTAL INTEREST EXPENSE .................         4,859          4,775         2,505         2,561
                                                     -------        -------       -------       -------

NET INTEREST INCOME ..........................         4,888          4,396         2,502         2,180
PROVISION FOR POSSIBLE
  CREDIT LOSSES ..............................           250            360           135           225
                                                     -------        -------       -------       -------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE CREDIT LOSSES .................         4,638          4,036         2,367         1,955
                                                     -------        -------       -------       -------
OTHER OPERATING INCOME:
Loan origination fees ........................           147             14            56          --
Customer service charges and fees ............           606            476           318           256
Mortgage servicing fees ......................           167            148            82            73
Investment security gains (losses) ...........           (47)           227             1           192
Gain (loss) on sale of loans, net ............            59             40            40            16
Other income .................................           307            230           151           124
                                                     -------        -------       -------       -------
       TOTAL OTHER OPERATING INCOME ..........         1,239          1,135           648           661
                                                     -------        -------       -------       -------
OTHER OPERATING EXPENSES:
Salaries and benefits ........................         1,761          1,794           855           895
Occupancy expense ............................           540            520           261           248
Equipment expense ............................           414            359           216           195
FDIC assessment ..............................             1            210          --              89
Advertising ..................................           147            152           100            60
Other expenses ...............................           998            990           475           535
                                                     -------        -------       -------       -------
       TOTAL OTHER OPERATING EXPENSES ........         3,861          4,025         1,907         2,022
                                                     -------        -------       -------       -------
INCOME BEFORE PROVISION FOR
 INCOME TAXES ................................         2,016          1,146         1,108           594
PROVISION FOR INCOME TAXES ...................           515            240           310           135
                                                     -------        -------       -------       -------
NET INCOME ...................................       $ 1,501        $   906       $   798       $   459
                                                     =======        =======       =======       =======
Earnings per share:                                  $  0.90        $  0.55       $  0.48       $  0.28
                                                     =======        =======       =======       =======
Dividends per share:                                 $  0.31        $  0.26       $  0.16       $  0.13
                                                     =======        =======       =======       =======
Weighted average no. of shares outstanding:            1,677          1,644         1,677         1,644

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                   1996            1995
                                                                 --------        --------
                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................       $  1,501        $    906
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Provision for possible credit losses ................            250             360
     Depreciation, amortization and accretion ............            358             363
     (Increase) decrease in mortgage loans held for resale          1,969          (2,925)
     Investment security gains (losses), net .............             47            (227)
     Loss on sale of foreclosed assets ...................             43              --
     (Gain) loss on sale of equipment ....................             --               8
     (Increase) decrease in accrued interest receivable ..           (348)           (841)
     Increase (decrease) in accrued interest payable .....            206             229
     (Increase) decrease in other assets .................             24            (435)
     Increase (decrease) in other liabilities ............           (127)            802
                                                                 --------        --------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ..................................          3,923          (1,760)
                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities of investment securities ....            353           3,679
    Purchases of securities ..............................         (3,516)         (3,996)
  Available-for-sale securities:
    Proceeds from maturities of securities ...............          6,358           1,774
    Proceeds from sales of securities ....................         12,935           6,477
    Purchases of securities ..............................        (36,037)        (16,869)
  Net (increase) decrease in loans and leases ............        (11,769)         (4,157)
  Purchases of premises and equipment ....................           (143)         (1,511)
  Proceeds from sale of equipment ........................             --               2
  Proceeds from sale of foreclosed assets ................             13             167
                                                                 --------        --------
  NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES ................................        (31,806)        (14,434)
                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits ...............................         30,524          17,720
  Increase (decrease) in federal funds purchased .........             --           3,900
  Increase (decrease) in short-term borrowings ...........         (2,500)         (7,250)
  Increase (decrease) in securities sold under
    agreements to repurchase .............................           (100)           (500)
  Proceeds from long-term debt ...........................             --          15,000
  Principal payments on long-term debt ...................            (31)        (10,071)
  Proceeds from issuance of common stock .................            175             164
  Cash dividends paid ....................................           (516)           (427)
                                                                 --------        --------
 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ..................................         27,552          18,536
                                                                 --------        --------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ...........           (331)          2,342
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........         12,519          10,719
                                                                 --------        --------
CASH & CASH EQUIVALENTS AT  END OF PERIOD ................       $ 12,188        $ 13,061
                                                                 ========        ========
CASH PAID DURING THE YEAR FOR:
   Interest ..............................................       $  4,653        $  4,546
                                                                 ========        ========
   Income taxes ..........................................       $    525        $    216
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

         From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first six months of 1996 or 1995.

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

5. The financial information as of December 31, 1995 and for the interim periods ended June 30, 1996 and 1995 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

6.       SHORT-TERM BORROWINGS AND LONG-TERM DEBT

         Short-term borrowings at June 30, 1996 consisted of the following:

         Borrowings with the Federal Home Loan Bank................. $ 2,500,000
                                                                     ===========


         Long-term debt at June 30, 1996 consisted of the following:

         Unsecured notes, payable in the amount
         of $31,200 semiannually, maturing
         April 22, 1998............................................. $   125,000

         Borrowings with The Federal Home Loan Bank.................  15,000,000
                                                                     -----------


           Total.................................................... $15,125,000
                                                                     ===========

         Annual maturities of the long term debt are as follows: $31,200 in 1996; $62,400 in 1997; $31,400 in 1998; $5,000,000 in 2000; $5,000,000 in 2002;
and $5,000,000 in 2005.

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

                            LAKE ARIEL BANCORP, INC.
                                   FORM 10-QSB

Part I -  Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis or Plan of
         Operations:

         The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended June 30, 1996 and 1995. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

         NET INCOME

         Net income for the first six months of 1996 increased 66% compared to the same period in 1995. Net income was positively influenced by a 15% growth in net interest income after provision for possible credit losses and a 9% growth in other operating income, while effectively controlling overhead costs which decreased by 4%. The primary reason for the modest decrease in overhead expenses was the substantial reduction of FDIC expense in 1996.

         Profit performance for financial institutions is measured by the return on average assets (ROA) and the return on average equity (ROE). On an annualized basis, the ROA was 1.13% in 1996 compared to .73% in 1995. The ROE was 15.16% for the first six months of 1996 compared to 10.72% in 1995.

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

         In the first six months of 1996 net interest income (tax equivalent basis) increased 10% over the same period in 1995 primarily due to the positive improvement in the net interest expense charged on interest-bearing liabilities. Total average earning assets were $16 million greater at June 30, 1996 compared to the same period in 1995. Average loans and leases grew by 14% or $19 million in the first six months of 1996. Average commercial loans increased by 10%, real estate mortgage loans by 23% and consumer loans and lease financing by 2%. The increase in volume of loans resulted in an 11% growth in loan interest income. Commercial loan income increased by 3%, mortgage loan income grew by 21% and consumer loan income increased by 4%.

         Investment securities income decreased 2% and is directly attributable to slightly lower volume levels and yields during the period. Tax exempt state and municipal securities income increased 6% or $41 thousand due to reinvestments into tax-exempt securities. U.S. government agencies income decreased by 4%, or $93 thousand, again because of volume. Other securities income decreased 34%, due to volume. Included in other securities are dividends on both Federal Reserve Bank and Federal Home Loan Bank stock. Gross unrealized gains on held to maturity securities were approximately $129 thousand while gross unrealized losses amounted to $829 thousand.

         Total interest expense increased 2% or $84 thousand in the first six months of 1996 due to the higher levels of average interest-bearing deposit accounts. Average time (certificates of deposit) deposits contributed to the growth. In aggregate, average savings and interest-bearing deposits currently represent 33% of interest-bearing deposits compared to 37% in June, 1995. Total interest expense associated with these types of deposits decreased 16% or $126 thousand during the second quarter of 1996. Total average certificates of deposit increased 18%; due to the repricing frequency of these deposits and rate changes, interest expense increased by 13%. The effect of lower average rates resulted in a basis point decrease in the cost of interest-bearing deposits, from 4.46% at June 1995 to 4.36% at June, 1996.

         Average total borrowings were $19 million in the second quarter of 1996 compared to $28 million in the second quarter of 1995. At June 30, 1996, both short-term and long-term borrowings were used to fund earning asset growth.

         During the first six months of 1996, the average yield on earning assets decreased by 9 basis points and cost of interest-bearing liabilities decreased by 21 basis points. The net effect was a 12 basis point increase in the net interest margin from 4.08% in 1995 to 4.20% percent in 1996.

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

Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential

                                                                                   (in thousands)

For six months ended June 30,                                         1996                                1995
- -----------------------------                       -----------------------------------     ----------------------------------
                                                                                Interest                              Interest
                                                    Average             Annual  Income/     Average        Annual     Income/
                                                    Balance (1)         Rate    Expense     Balance         Rate      Expense
                                                    -----------         ----    --------    ---------      -------    ---------
Assets
Federal funds sold                                 $  2,822            6.04%     $   85      $  3,565        6.19%    $    110
Deposits in Federal Home Loan Bank                      124            4.85%          3           437        8.26%          18
Investment Securities:
  U.S. government agencies                           62,568            6.71%      2,093        65,426        6.70%       2,186
  State and municipal (2)                            18,606            8.31%        771        16,845        8.69%         730
  Other securities                                    1,417            5.80%         41         2,207        5.63%          62
                                                   --------           ------     ------       -------       ------    --------
    Total Securities                               $ 82,591            7.05%      2,905        84,478        7.07%       2,978

Loans and Leases:
  Commercial, financial and industrial               47,398            9.51%      2,247        43,068       10.13%       2,176
  Real estate-construction and mortgage              75,821            8.15%      3,083        61,821        8.25%       2,542
  Installment loans to individuals (3)               33,953            9.26%      1,567        33,969        9.09%       1,539
  Lease financing (3)                                 1,940            9.51%         92         1,168        9.62%          56
                                                   --------           ------     ------       -------       ------    --------
    Total Loans and Leases                         $159,112            8.81%      6,989       140,026        9.04%       6,313

Total earning assets                               $244,649            8.18%      9,982       228,506        8.27%       9,419
Cash and due from banks                              10,579              --          --         8,752          --           --
Premises and equipment                                7,695              --          --         7,567          --           --
Other, less allowance for credit losses
  and loan fees                                       3,736              --          --         6,019          --           --
                                                   --------           ------     ------       -------       ------    --------
                                                   $266,659            7.51%     $9,982      $250,846        7.53%    $  9,419
                                                   ========            =====     ======      ========        =====    ========
Total Assets

Liabilities and Stockholders' Equity
Interest-Bearing Deposits:
  Demand                                           $ 24,841            2.03%$       251      $ 24,590        2.41%    $    296
  Savings                                            39,059            2.19%        427        41,812        2.44%         508
  Time                                              101,469            5.71%      2,889        85,925        6.02%       2,581
  Time over $100,000                                 30,674            4.56%        697        25,916        4.05%         582
                                                   --------           ------     ------       -------       ------    --------
    Total Interest-Bearing Deposits                $196,043            4.36%      4,264      $178,243        4.46%       3,967
Federal Funds Purchased                                 149            5.38%          4           223        6.30%           7
Short-term borrowings                                 3,786            4.93%         93         3,558        2.54%          45
Long-term debt                                       15,143            6.46%        488        23,070        6.45%         743
Securities sold under agreements to repurchase          371            5.41%         10           657        3.97%          13
                                                   --------           ------     ------       -------       ------    --------
    Total Interest-Bearing Liabilities              215,492            4.53%      4,859       205,751        4.67%       4.775
Demand - noninterest - bearing                       27,650              --          --        24,941          --           --
Other liabilities                                     3,112              --          --         3,581          --           --
                                                   --------           ------     ------       -------       ------    --------
Total Liabilities                                   246,254            3.97%      4,859       234,273        4.10%       4,775

Stockholders' equity                                 20,405                                    16,573          --           --
                                                   --------           ------     ------       -------       ------    --------
Total Liabilities and Stockholders' Equit          $266,659            3.66%     $4,859      $250,846        3.83%    $  4,775
                                                   ========            =====     ======      ========        =====    ========

Margin Analysis
   Interest income/earning assets                                      8.18%     $9,982                      8.27%    $  9,419
   Interest expense/earning assets                                     3.98%      4,859                      4.19%       4,775
                                                                      ------     ------                     ------    --------
   Net interest income/earning assets                                  4.20%     $5,123                      4.08%    $  4,644
                                                                       =====     ======                      =====    ========

   (Percentages may not add due to rounding.)
(1) Average balances have been computed using daily balances in 1996 and month-end balances in 1995.
    Nonaccrual loans are included in loan balances.
(2) Interest and yield are presented on a tax equivalent basis using 34% for each period.
(3) Installment loans and leases are presented net of unearned interest.

Rate/Volume Variance Analysis Calculation for six months ended June 30, 1996

                                                                1996 Compared to 1995 (4)
                                                         ----------------------------------------
                                                           Total         Caused by
                                                          Variance         Rate            Volume
                                                          --------       ---------         ------
Interest Income:
Federal funds sold                                         (25)              (3)             (22)
Deposits in Federal Home Loan Bank                         (15)              (5)             (10)
Investment Securities:
  U.S. government agencies                                 (93)               3              (96)
  State and municipal                                       41              (36)              77
  Other securities                                         (21)               2              (23)
                                                         -----            -----            -----
    Total Investment Securities                            (73)             (31)             (42)
                                                         -----            -----            -----

Loans and Leases:
  Commercial, financial and industrial                      71             (142)             213
  Real estate-construction and mortgage                    541              (29)             570
  Installment loans to individuals                          28               29               (1)
  Lease financing                                           36               (1)              37
                                                         -----            -----            -----
    Total Loans and Leases                                 676             (143)             819
Total Earning Assets                                       563             (182)             745
                                                         -----            -----            -----
Interest Expense:
Interest-bearing deposits:
  Demand                                                   (45)             (48)               3
  Savings                                                  (81)             (49)             (32)
  Time                                                     308             (147)             455
  Time over $100,000                                       115                7              108
                                                         -----            -----            -----
    Total Interest-Bearing Deposits                        297             (237)             534
Federal Funds Purchased                                     (3)              (1)              (2)
Short-term borrowings                                       48               45                3
Long-term debt                                            (255)               0             (255)
Securities sold under agreements to repurchase              (3)               5               (8)
                                                         -----            -----            -----
Total Interest-Bearing Liabilities                          84             (188)             272
                                                         -----            -----            -----
Net Interest Income Variances                            $ 479            $   6            $ 473
                                                         =====            =====            =====

(4) The proportion of the total change attributable to volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.

         OTHER OPERATING INCOME

         Other operating income, during the first six months of 1996, increased 9% from the same period in 1995. Loan origination fees increased ten-fold, or $133 thousand, because of the volume of residential mortgage loans sold for cash. Mortgage servicing fee income increased by 13% or $19 thousand when compared to the first six months of 1995. These fees are directly influenced by the volume of loans that are sold in the secondary market. Gains or losses on sales of mortgage loans occur when the coupon rates on mortgage loans exceed or fall short of the yields required by the purchasers. The net gain recorded in 1996 and in 1995 is indicative of the changing market conditions during the periods in which the sales occurred.

         There was no trading account activity during the first six months of 1996 and 1995.

         Customer service charges and fees, which include fees on demand deposit accounts, item processing and return items, increased 27% in the first six months of 1996. The increase is directly related to the growth in the number of both consumer and business demand deposits and the fees associated with each type of account.

        Other income increased 34% in the first six months of 1996 compared to the same period in 1995. Included in other income are earnings on director's life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in one of the Company's branch offices and other general service fees.

         OTHER OPERATING EXPENSES

         For the first six months of 1996, total other operating expenses decreased 4% over the same period in 1995. Salaries and benefits, which represents one of the most significant portions of operating expenses, decreased by 2% in the first six months of 1996 compared to 1995. The decrease is due to turnover of employees, early retirements in 1995, and a change in the retirement plan structure in the last six months of 1995. Occupancy expense increased by 4% in 1996 compared to the same period in 1995. Equipment expense increased by 15% in 1996 compared to the first six months of 1995. Besides the increased cost of computer equipment and related software costs, the increase in both of these expenses is directly related to the overall increases in overhead expenses at all branch offices. The decrease in the FDIC insurance assessment from $210 thousand in 1995 to $1 in 1996 reflects the decision by the FDIC in late 1995 to charge well capitalized banks a $1,000 semi-annual membership fee without any deposit-based insurance premium. Other expenses increased by 1% over the same period in 1995 and include such costs as legal fees, professional and audit fees and other general operating expenses.

         INCOME TAXES

         The provision for income taxes as of June 1996 more than doubled in the first six months of 1996 compared to the same period in 1995, due to the 76% increase in pre-tax income. The effective tax rate for the first six months of 1996 was 26% compared to 21% in the same period in 1995.

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

         At June 30, 1996 the amount charged to operating expense for the provision for possible credit losses was $250 thousand compared to $360 thousand at June 30, 1995. The provision represents management's assessment of the risks inherent in the loan and lease portfolio while providing amounts necessary to cover charge-offs. The allowance for possible credit losses was 1.10% at June 30, 1996 compared to 1.15% at June 30, 1995.

         FINANCIAL CONDITION

         At June 30, 1996, the Company's total assets were $280.2 million, representing an increase of $28 million or 11% from the December 31, 1995 balance of $251.9 million. The increase in assets is primarily attributable to a $19 million growth in securities and a $9 million growth in total loans.

         Investment securities increased 26% from $73.2 million at December 31, 1995, to $91.9 million at June 30, 1996. The net increase of $18.7 million was attributable to both an investment of liquidity generated by the increase in deposits and an investment strategy that was implemented during the period to increase earnings. The Company purchased $10 million of securities with funds borrowed from the Federal Home Loan Bank of Pittsburgh. The strategy that was employed provides a favorable yield pickup between the invested and borrowed funds.

         Total net loans increased by $10 million from $152 million at year end 1995, to $162 million at June 30, 1996. Residential mortgage loans increased $8 million from December 31, 1995 to June 30, 1996. The increase is attributable to the increased mortgage loan activity during the period, particularly during the second quarter of 1996. Consumer loans, net of unearned discounts, grew by $800 thousand or 2% largely due to the Company's marketing efforts on both direct and indirect lending programs to consumers. Commercial loans increased $467 thousand or 1% at June 30, 1996. Commercial loans consist of loans made to small businesses within the Company's market area and are generally secured by real estate and other assets of the borrowers.

         Total deposits increased $30.5 million or 15% from $208.8 million at year end 1995 to $239.3 million at June 30, 1996. Noninterest-bearing demand deposits increased $3 million during the first six months of 1996. In aggregate, savings accounts and interest-bearing demand deposits decreased by $ 1 million or 2% during the period. As a percentage of total deposits, savings and interest-bearing demand deposits represented 26.7% at June 30, 1996, compared to 33.7% at year end 1995. These deposits continue to be very attractive to consumers because of their liquidity feature and their competitiveness with respect to rates offered on other short-term deposit products. Time deposits, which include certificates of deposit in denominations of $100 thousand or more, increased $28 million or 24% during the period. There were no brokered deposits within the Company's deposit base at June 30, 1996.

         The Company considers its current deposit base to be stable and generally consumer in nature. The deposit mix is, in general, equally distributed among all products without any significant concentrations.

         NONPERFORMING ASSETS

         Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans consist of loans where the principal, interest, or both is 90 or more days past due and loans that have been placed on nonaccrual. When loans are placed on nonaccrual, income from the current period is reversed from current earnings and interest from prior periods is charged to the allowance for possible credit losses. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on nonaccrual if the collateral is sufficient to recover the principal. The following table represents nonperforming assets of the Company at June 30, 1996 and 1995.

                                                   1996        1995
                                                   ----        ----
                                                 (Dollars in thousands)

Loans past due 90 days or more.................    $1,111      $1,140
Impaired loans on nonaccrual status............       938       1,507
Other Nonaccrual loans.........................       461         685
                                                  -------      ------
  Total nonperforming loans....................     2,510       3,332

Foreclosed assets held for sale................       188         320
                                                  -------     -------
  Total nonperforming assets...................    $2,698      $3,652
                                                   ======      ======


Nonperforming loans as a percent
  of loans.....................................     1.54%       2.43%

Nonperforming assets as a percent
  assets.......................................      .96%       1.41%

         Nonperforming assets at June 30, 1996 decreased $954 thousand or 26% compared to the same period in 1995. Nonaccrual loans decreased $793 thousand at June 30, 1996 compared to the same period in 1995. Real estate loans represent $461 thousand of nonaccrual loans while loans to commercial borrowers represent the remaining $938 million balance. Generally, commercial loans are secured by real estate and other assets of the borrowers. No material losses are expected from legal proceedings on nonaccrual loans.

         Loans past due 90 days or more decreased $29 thousand from 1995 levels. Of the delinquent loans, 49% are residential mortgages, 29% are consumer installment and 22% are real estate secured loans to commercial borrowers. At quarterly loan review meetings, management reviews the status of these loans with regard to legal proceedings and collection efforts.

         Foreclosed assets held for sale decreased $132 thousand compared to the first six months of 1995. The Company expects the sales of the properties to be completed during the third quarter of 1996.

         POTENTIAL PROBLEM LOANS

         At June 30, 1996, the Company had approximately $746 thousand of potential problem loans not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at June 30, 1996.


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

         At June 30, 1996, the Company maintained $12.2 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $1.4 of mortgage loans held for resale and $66.2 million in available-for-sale securities. This combined total of $79.8 million represented 28.5% of total assets at June 30, 1996. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source had grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At June 30, 1996, approximately 85% of the Company's assets were funded by core deposits acquired within its market area. An additional 7.1% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash provided by operating activities was $3.9 million at June 30, 1996, as compared to net cash used by operating activities of $1.8 million for the comparable period in 1995. The $5.7 million increase is primarily related to a $5 million decrease in mortgage loans held for resale. Net cash used in investing activities was $31.8 million at June 30, 1996 compared to $14.4 million at June 30, 1995. Approximately $8 million of the net increase was attributable to loan growth and $11 million to fund net investment security activities.

         Net cash provided by financing activities increased to $27.5 million at June 30, 1996 from $18.5 million at June 30, 1995. A net increase in deposits of $13 million and a net decrease in federal funds purchased of $4 million produced the net increase in cash provided by financing activities.

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

         At June 30, 1996, the Company maintained a one year cumulative GAP of negative $17 million or 6.09% of total assets. The effect of this GAP position provided a negative mismatch of assets and liabilities which can expose the Company to interest rate risk during a period of rising interest rates.

        The following table sets forth the Company's interest sensitivity gap position as of June 30, 1996.

                                 3 months    3 through       1 through        Over
                                 or less     12 months        3 years        3 years       Total
                                 --------    ----------      ---------      --------     ---------
                                                         (in thousands)
Investment securities(1)(2)      $ 23,455     $  13,877      $  11,069      $ 45,912      $ 94,313
Loans(2)                           40,582        23,179         33,940        63,920       161,621
                                 --------     ---------      ---------      --------      --------
  Total                          $ 64,037     $  37,056      $  45,009      $109,832      $255,934
                                 ========     =========      =========      ========      ========

Interest-bearing
 transaction deposits(3)         $      0    $    6,456      $  37,096      $ 20,427      $ 63,979
Time                               18,920        56,735         19,507        18,746       113,908
Time over $100,000                  7,366        20,861          1,461         1,405        31,093
Repurchase agreements                 300            --             --            --           300
Short-term borrowings               2,500            --             --            --         2,500
Long-term debt                      5,001             4             10        10,110        15,125
                                ---------    ----------     ----------      --------     ---------

  Total                         $  34,087    $   84,056     $   58,074      $ 50,688    $  226,905
                                =========    ==========     ==========      ========    ==========

Gap                             $  29,950    $  (47,000)    $  (13,065)     $ 59,144
                                =========    ==========    ===========      ========

Cumulative Gap                  $  29,950    $  (17,050)    $  (30,115)     $ 29,029
                                =========    ==========    ===========      ========

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

(3) The Company's interest-bearing demand and savings accounts are generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the FDICIA 305 recommended maturity distribution limits for non-maturing deposits.

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

         Regulatory guidelines require that core capital and total risk-based capital must be at least 4.00% and 8.00%, respectively. The following table illustrates the Company's capital ratios as required under the guidelines.

       Primary capital.....................................  $ 20,387
       Intangible assets...................................      (164)
                                                             --------
       Tier I capital(1)...................................  $ 20,223

       Tier II Capital.....................................  $  1,738
       Total Risk-Based Capital............................  $ 21,961
                                                             ========
       Total Risk-Weighted Assets..........................  $161,407

       Tier I Ratio........................................    12.53%

       Risk-Based Capital Ratio............................    13.61%

       Tier I Leverage Ratio...............................     7.20%

(1) Gross of unrealized losses on available-for-sale securities. If unrealized losses on available for sale securities were included, Tier I capital is 12.30%, total risk-based capital ratio is 13.38%, and the Tier I leverage ratio is 7.07%.

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

         FUTURE OUTLOOK

         Management is hopeful that the newest additional banking offices will expand the Company's deposit base by attracting new depositors while providing quality service to both new and existing customers. The initial costs associated with the branch openings, such as salaries and benefits, advertising, overhead expenses and marketing, had a negative impact on the Company's earnings until the growth in deposits reached or reaches a level to offset these expenses.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits required by item 601 of Regulation S-K

           Exhibit Number           Description of Exhibit
           --------------           ----------------------
                  2                         None
                  4                         None
                 11                         None
                 15                         None
                 18                         None
                 19                         None
                 20                         None
                 23                         None
                 24                         None
                 25                         None
                 28                         None

(b)      Reports on /Form 8-K

         The Registrant has filed no reports on Form 8-K for the quarter ended June 30, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LAKE ARIEL BANCORP, INC.



Date August 2, 1996                          By /s/ John G. Martines
                                               --------------------------------
                                               John G. Martines
                                               CHIEF EXECUTIVE OFFICER



                                               /s/ Joseph J. Earyes, CPA
                                               --------------------------------
                                               Joseph J. Earyes, CPA
                                                VICE PRESIDENT and
                                                CHIEF FINANCIAL OFFICER