Form 10QSB
period 1996-09-30
LAKE ARIEL BANCORP INC
filed 1996-11-05
CIK 723878

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file Number: 2-85306

                            Lake Ariel Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)

                                  Pennsylvania
         (State or other jurisdiction of incorporation or organization)

                                   23-2244948
                      (I.R.S. Employer Identification No.)

                               Post Office Box 67
                         Lake Ariel, Pennsylvania 18436
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (717) 698-5695
              (Registrant's telephone number, including area code)

                                 Not Applicable
                 (Former name, former address and former fiscal
                       year, if changed since last report)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes      X         No
    ------------       ------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,673,877 shares of common stock, par value $.42 per share, as of September 30, 1996.

                            LAKE ARIEL BANCORP, INC.
                                   FORM 10-QSB
                  FOR THE NINE MONTHS ENDED September 30, 1996


                                      INDEX

                                                                     Page Number
Part I - Financial Information

Item 1.    Financial Statements:
             Consolidated Balance Sheets as of September 30, 1996
                and December 31, 1995..................................    3

             Consolidated Statement of Income for the three and
                nine months ended September 30, 1996 and 1995..........    4

             Earnings Per Share for the three and nine months
                ended September 30, 1996 and 1995......................    4

             Consolidated Statement of Cash Flows for the nine
                months ended September 30, 1996 and 1995...............    5

             Notes to Consolidated Financial Statements................  6-7


Item 2.    Management's Discussion and Analysis or
                Plan of Operations..................................... 8-21

Part II - Other Information

Item 1.    Legal Proceedings...........................................  N/A

Item 2.    Changes in Securities.......................................  N/A

Item 3.    Defaults Upon Senior Securities.............................  N/A

Item 4.    Submission of Matters to a Vote of Security
               Holders.................................................  N/A

Item 5.    Other Information...........................................  N/A

Item 6.    Exhibits and Reports on Form 8-K............................   22

             Signatures................................................   23

                            LAKE ARIEL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                      SEPTEMBER 30,      DECEMBER 31,
                                                           1996             1995
                                                      (in thousand)     (in thousands)

ASSETS
Cash and cash equivalents .........................      $  10,499       $  12,519
Held-to-maturity securities (estimated fair market
  value of  $25,324 and $22,866, respectively) ....         26,654          22,589
Available-for-sale securities .....................         60,447          50,580
Loans and leases ..................................        179,686         159,170
Mortgage loans held for resale ....................          2,593           3,405
   Less unearned income and loan fees .............         (9,024)         (8,612)
   Less allowance for possible credit losses ......         (1,767)         (1,657)
                                                         ---------       ---------

         Net Loans ................................        171,488         152,306
Premises and equipment, net .......................          7,430           7,785
Accrued interest receivable .......................          2,226           1,971
Foreclosed assets held for sale ...................            691              52
Other assets ......................................          4,801           4,057
                                                         ---------       ---------

TOTAL ASSETS ......................................      $ 284,236       $ 251,859
                                                         =========       =========

LIABILITIES
Deposits:
   Noninterest-bearing ............................      $  31,780       $  26,866
   Interest-bearing:
         Demand ...................................         28,199          25,686
         Savings ..................................         38,400          39,388
         Time .....................................        108,657          89,876
         Time $100,000 and over ...................         32,686          26,943
                                                         ---------       ---------

         Total Deposits ...........................        239,722         208,759
Accrued interest payable ..........................          2,419           1,746
Federal funds purchased ...........................          5,200            --
Securities sold under agreements to repurchase ....            300             400
Short-term borrowings .............................           --             5,000
Long-term debt ....................................         15,125          15,156
Other liabilities .................................          1,023           1,289
                                                         ---------       ---------

         Total Liabilities ........................        263,789         232,350
                                                         ---------       ---------

STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares .....           --              --
Common stock: Authorized, 5,000,000 shares of
  $.42 par value each; issued and outstanding
  1,673,877 shares ................................            703             696
Capital surplus ...................................          9,648           9,414
Retained earnings .................................         10,596           9,118
Net unrealized gains (losses) on available-for-sale
  securities ......................................           (500)            281
                                                         ---------       ---------

         Total Stockholders' Equity ...............         20,447          19,509
                                                         ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........      $ 284,236       $ 251,859
                                                         =========       =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                    NINE MONTHS ENDED            THREE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                   1996          1995            1996           1995
                                                 -----------------------------------------------------
                                                         (In thousands except per share data)
INTEREST INCOME:
----------------
Loans and leases .............................   $10,713        $ 9,730        $ 3,697         $ 3,417
Investment Securities
    Taxable ..................................     3,250          3,226          1,157           1,040
    Exempt from federal income taxes .........       796            715            287             233
    Dividends ................................        68             97             27              35
                                                 -------        -------        -------         -------
       Total Investment Securities Income ....     4,114          4,038          1,471           1,308
                                                 -------        -------        -------         -------
Deposits in banks ............................        21              1              3
Federal funds sold ...........................        93            134              8              24
                                                 -------        -------        -------         -------
       TOTAL INTEREST INCOME .................    14,924         13,923          5,177           4,752
                                                 -------        -------        -------         -------
INTEREST EXPENSE:
-----------------
Deposits .....................................     6,534          6,117          2,270           2,150
Long-term debt ...............................       740          1,029            252             286
Federal funds purchased ......................        22             23             18            --
Short-term borrowings ........................       113             20             20             (25)
Securities sold under agreements to repurchase        13             45              3            --
                                                 -------        -------        -------         -------
      TOTAL INTEREST EXPENSE .................     7,422          7,234          2,563           2,411
                                                 -------        -------        -------         -------

NET INTEREST INCOME ..........................     7,502          6,689          2,614           2,341
PROVISION FOR POSSIBLE
  CREDIT LOSSES ..............................       425            500            175             140
                                                 -------        -------        -------         -------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE CREDIT LOSSES .................     7,077          6,189          2,439           2,153
                                                 -------        -------        -------         -------
OTHER OPERATING INCOME:
-----------------------
Loan origination fees ........................       160             78             13              64
Customer service charges and fees ............       909            781            303             305
Mortgage servicing fees ......................       247            222             80              74
Investment security gains (losses) ...........        43            251             90              --
Gain (loss) on sale of loans, net ............        61            107              2              67
Other income .................................       469            502            162             272
                                                 -------        -------        -------         -------
TOTAL OTHER OPERATING INCOME .................     1,889          1,941            650             806
                                                 -------        -------        -------         -------

OTHER OPERATING EXPENSES:
-------------------------
Salaries and benefits ........................     2,661          2,706            900             912
Occupancy expense ............................       799            774            259             254
Equipment expense ............................       623            672            209             313
FDIC assessment ..............................       202              1             (8)
Advertising ..................................       186            193             39              41
Other expenses ...............................     1,582          1,591            584             601
                                                 -------        -------        -------         -------
       TOTAL OTHER OPERATING EXPENSES ........     5,853          6,138          1,992           2,113
                                                 -------        -------        -------         -------

INCOME BEFORE PROVISION FOR
 INCOME TAXES ................................     3,113          1,992          1,097             846
PROVISION FOR INCOME TAXES ...................       835            415            320             175
                                                 -------        -------        -------         -------
NET INCOME ...................................   $ 2,278        $ 1,577        $   777         $   671
                                                 =======        =======        =======         =======
Earnings per share: ..........................   $  1.36        $  0.96        $   .46         $  0.41
                                                 =======        =======        =======         =======
Dividends per share: .........................   $   .48        $  0.40        $   .17         $  0.14
                                                 =======        =======        =======         =======

Weighted average no. of shares outstanding: ..     1,677          1,645          1,677           1,645

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                     1996             1995
                                                                  ---------        --------
                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income .............................................        $  2,278         $  1,577
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Provision for possible credit losses ................             425              500
     Depreciation, amortization and accretion ............             540              673
     (Increase) decrease in mortgage loans held for resale             812           (1,495)
     Investment security (gains) losses, net .............             (43)            (251)
     Loss on sale of foreclosed assets ...................              40               60
     (Gain) loss on sale of equipment ....................            --                  2
     (Increase) decrease in accrued interest receivable ..            (255)              66
     Increase (decrease) in accrued interest payable .....             673              624
     (Increase) decrease in other assets .................            (342)            (376)
     Increase (decrease) in other liabilities ............            (266)             826
                                                                  --------         --------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ..................................           3,862            2,206
                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Held-to-maturity securities:
    Proceeds from maturities .............................             392           12,967
    Purchases of securities ..............................          (4,457)          (4,246)
  Available-for-sale securities::
    Proceeds from maturities .............................           7,369            3,440
    Proceeds from sales ..................................          22,186            8,213
    Purchases of securities ..............................         (40,553)         (17,878)
  Net (increase) decrease in loans and leases ............         (21,167)         (11,729)
  Purchases of premises and equipment ....................            (194)          (1,602)
  Proceeds from sale of equipment ........................            --                  2
  Proceeds from sale of foreclosed assets ................              69              266
                                                                  --------         --------

  NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES ................................         (36,355)         (10,567)
                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net increase in deposits ...............................          30,963           21,823
  Increase (decrease) in federal funds purchased .........           5,200              400
  Increase (decrease) in short-term borrowings ...........          (5,000)          (7,250)
  Increase (decrease) in securities sold under
    agreements to repurchase .............................            (100)            (600)
  Proceeds from long-term debt ...........................            --             15,000
  Principal payments on long-term debt ...................             (31)         (20,071)
  Proceeds from issuance of common stock .................             241              216
  Cash dividends paid ....................................            (800)            (658)
                                                                  --------         --------

 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ..................................          30,473            8,860
                                                                  --------         --------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS ...........          (2,020)             499
CASH & CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ...................................          12,519           10,719
                                                                  --------         --------
CASH & CASH EQUIVALENTS AT  END OF PERIOD ................        $ 10,499         $ 11,218
                                                                  ========         ========
CASH PAID DURING THE YEAR FOR:
   Interest ..............................................        $  6,749         $  7,858
                                                                  ========         ========
   Income taxes ..........................................        $    775         $    328
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

         From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first nine months of 1996 or 1995.

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

5. The financial information as of December 31, 1995 and for the interim periods ended September 30, 1996 and 1995 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

6.       SHORT-TERM BORROWINGS AND LONG-TERM DEBT

         There were no short-term borrowings at September 30, 1996.

         Long-term debt at September 30, 1996 consisted of the following:

         Unsecured notes, payable in the amount
         of $31,200 semiannually, maturing
         April 22, 1998.....................................       $   125,000
         Borrowings with The Federal Home Loan Bank.........       $15,000,000
                                                                   -----------
                  Total.....................................       $15,125,000
                                                                   ===========

         Annual maturities of the long-term debt are as follows: $31,200 in 1996; $62,400 in 1997; $31,400 in 1998; $5,000,000 in 2000; $5,000,000 in 2002;
and $5,000,000 in 2005.

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

                            LAKE ARIEL BANCORP, INC.
                                   FORM 10-QSB

Part I - Financial Information (Cont'd)
Item 2 - Management's Discussion and Analysis or Plan of Operations:

         The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended September 30, 1996 and 1995. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

         NET INCOME

         Net income for the first nine months of 1996 increased 44% compared to the same period in 1995. Net income was positively influenced by a 14% growth in net interest income after provision for possible credit losses, while effectively controlling overhead costs which decreased by 5%. The primary reason for the modest decrease in overhead expenses was the substantial reduction of FDIC expense in 1996.

         Profit performance for financial institutions is measured by the return on average assets (ROA) and the return on average equity (ROE). On an annualized basis, the ROA was 1.12% in 1996 compared to .83% in 1995. The ROE was 15.14% for the first nine months of 1996 compared to 12.27% in 1995.

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

         In the first nine months of 1996 net interest income (tax equivalent basis) increased 13% over the same period in 1995 primarily due to the volume increase in earning assets and the positive improvement in the net interest expense charged on interest-bearing liabilities. Total average earning assets were $21 million greater at September 30, 1996 compared to the same period in 1995. Average loans and leases grew by 14% or $20 million in the first nine months of 1996. Average commercial loans increased by 10%, real estate mortgage loans by 25% and consumer loans and lease financing did not change. The increase in volume of loans resulted in a 11% growth in loan interest income. Commercial loan income remained constant, mortgage loan income grew by 20% and consumer loan income increased by 9%.

         Investment securities income increased 3% and is directly attributable to slightly higher volume levels and yields during the period. Tax exempt state and municipal securities income increased 11% or $123 thousand due to reinvestments into tax-exempt securities. U.S. government agencies income increased by 1%, or $24 thousand, again because of volume. Other securities income decreased 30% due to volume. Included in other securities are dividends on both Federal Reserve Bank and Federal Home Loan Bank stock. Gross unrealized gains on held to maturity securities were approximately $249 thousand while gross unrealized losses amounted to $643 thousand.

         Total interest expense increased 3% or $188 thousand in the first nine months of 1996. The higher levels of average interest-bearing deposit accounts were mostly offset by a decrease in the rates paid on these deposits. Average time (certificates of deposit) deposits contributed to the growth. In aggregate, average savings and interest-bearing deposits currently represent 32% of interest-bearing deposits compared to 37% in September, 1995. Total interest expense associated with these types of deposits decreased 3% or $52 thousand during the third quarter of 1996. Total average certificates of deposit increased 20%, but due to the repricing frequency of these deposits and rate changes, interest expense increased by 10%. The effect of the lower average rates resulted in a basis point decrease in the cost of interest-bearing deposits, from 4.53% at September 1995 to 4.38% at September 1996.

         Average total borrowings were approximately $19.5 million at September 30, 1996 compared to $24.3 million at September 30, 1995. Federal Home Loan Bank borrowings of $5 million were paid back during 1996. The majority of the borrowings were utilized as part of investment and asset liability strategies to increase interest income.

         During the first nine months of 1996, the average yield on earning assets decreased by 13 basis points and cost of interest-bearing liabilities decreased by 27 basis points. The net effect was a 14 basis point increase in the net interest margin from 4.10% in 1995 to 4.24% in 1996.

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

Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential

                                                                                        (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
For nine months ended September  30,                                      1996                                   1995
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     Interest                              Interest
                                                              Average     Annual     Income/      Average      Annual      Income/
                                                            Balance (1)    Rate      Expense     Balance(1)     Rate       Expense
                                                            -----------   ------     --------    ----------    ------      --------
Assets
Federal funds sold ......................................    $  2,336      5.32%     $     93     $  2,929      6.12%      $    134
Deposits in Federal Home Loan Bank ......................         126      4.24%            4          340      8.26%            21

Investment Securities:
  U.S. government agencies ..............................      64,050      6.78%        3,250       63,788      6.76%         3,226
  State and municipal (2) ...............................      19,420      8.30%       17,142                   8.45%         1,083
  Other securities ......................................       1,427      6.37%           68        1,940      6.68%            97
                                                             --------      ----      --------     --------      -----      --------
    Total Securities ....................................    $ 84,897      7.12%        4,524       82,870      7.11%         4,406
Loans and Leases:
  Commercial, financial and industrial(4) ...............      47,483      9.21%        3,270       43,274     10.09%         3.265
  Real estate-construction and mortgage .................      78,997      8.08%        4,524       63,105      8.42%         3,972
  Installment loans to individuals (3) ..................      33,752     10.05%        2,538       34,612      9.11%         2,358
  Lease financing (3) ...................................       2,011      8.64%          130        1,182      9.73%            86
                                                             --------      ----      --------     --------      -----      --------
    Total Loans and Leases ..............................    $162,243      8.83%       10,713      142,173      9.10%         9,681

Total earning assets ....................................     249,602      8.21%       15,334      228,312      8.34%        14,242
Cash and due from banks .................................      10,083        --            --       10,778        --             --
Premises and equipment ..................................       7,626                      --        7,684        --             --
Other, less allowance for credit losses
  and loan fees .........................................       4,010                      --        4,614        --             --
                                                             --------      ----      --------     --------      -----      --------
Total Assets ............................................    $271,321      7.56%     $ 15,334     $251,388      7.57%      $ 14,242
                                                             ========      ====      ========     ========      =====      ========
Liabilities and Stockholders' Equity
Interest-Bearing Deposits:
  Demand ................................................    $ 25,404      2.06%     $    391     $ 25,630      2.43%      $    465
  Savings ...............................................      38,825      4.02%        1,168       41,834      3.66%         1,146
  Time ..................................................     103,740      5.03%        3,902       86,615      5.46%         3,535
  Time over $100,000 ....................................      31,640      4.53%        1,073       26,659      4.87%           971

    Total Interest-Bearing Deposits .....................    $199,609      4.38%        6,534      180,738      4.53%         6,117
Federal Funds Purchased .................................         547      5.38%           22          517      5.17%            20
Short-term borrowings ...................................       3,000      5.04%          113        3,491      6.20%           162
Long-term debt ..........................................      15,657      6.32%          740       19,705      6.19%           912
Securities sold under agreements to repurchase ..........         350      4.97%          590                   5.21%            23
                                                             --------      ----      --------     --------      -----      --------
    Total Interest-Bearing Liabilities ..................     219,163      4.53%        7,422      205,041      4.72%         7,234
Demand - noninterest - bearing ..........................      28,846        --            --       25,879        --             --
Other liabilities .......................................       3,253        --            --        3,386        --             --
                                                             --------      ----      --------     --------      -----      --------
Total Liabilities .......................................     251,262      3.95%        7,422      234,306      4.13%         7,234

Stockholders' equity ....................................      20,059        --            --       17,082        --             --
                                                             --------      ----      --------     --------      -----      --------
Total Liabilities and Stockholders' Equity ..............    $271,321      3.66%     $  7,422     $251,388      3.85%      $  7,234
                                                             ========      ====      ========     ========      =====      ========
Margin Analysis
   Interest income/earning assets .......................                  8.21%     $ 15,334                   8.34%      $ 14,242
   Interest expense/earning assets ......................                  3.97%        7,422                   4.24%         7,234
                                                                           ----      --------                   -----      --------
   Net interest income/earning assets ...................                  4.24%     $  7,912                   4.10%      $  7,008
                                                                           ====      ========                   =====      ========

   (Percentages may not add due to rounding.)
(1) Average balances have been computed using daily balances in 1996 and month-end balances in 1995. Nonaccrual loans are included in loan balances.
(2) Interest and yield are presented on a tax equivalent basis using 34% for each period.
(3) Installment loans and leases are presented net of unearned interest.
(4) Does not include recovered interest of $49,000 on nonaccrual loan paid off during 1995.

Rate/Volume Variance Analysis Calculation for nine months ended September 30, 1996
                                                    1996 Compared to 1995 (5)

                                                 Total           Caused by
                                                 Variance     Rate      Volume
                                                 --------     ----      ------
Interest Income:
Federal funds sold ...........................   $   (41)   $   (15)   $   (26)
Deposits in Federal Home Loan Bank ...........       (17)        (7)       (10)
Investment Securities:
  U.S. government agencies ...................        24         11         13
  State and municipal ........................       123        (19)       142
  Other securities ...........................       (29)        (5)       (24)
                                                ------------------------------

    Total Investment Securities ..............       118        (13)       131
                                                ------------------------------
Loans and Leases:
  Commercial, financial and industrial .......         5       (300)       305
  Real estate-construction and mortgage ......       803       (163)       966
  Installment loans to individuals ...........       180        238        (58)
  Lease financing ............................        44        (11)        55
                                                ------------------------------
    Total Loans and Leases ...................     1,032       (236)     1,268
                                                ------------------------------

Total Earning Assets .........................     1,092       (271)     1,363
                                                ------------------------------
Interest Expense:
Interest-bearing deposits:
  Demand .....................................       (74)       (70)        (4)
  Savings ....................................        22        108        (86)
  Time .......................................       367       (294)       661
  Time over $100,000 .........................       102        (70)       172
                                                ------------------------------

    Total Interest-Bearing Deposits ..........       417       (326)       743
Federal Funds Purchased ......................         2          1          1
Short-term borrowings ........................       (49)       (28)       (21)
Long-term debt ...............................      (172)        20       (192)
Securities sold under agreements to repurchase       (10)        (1)        (9)
                                                ------------------------------

Total Interest-Bearing Liabilities ...........       188       (334)       522
                                                ------------------------------

Net Interest Income Variances ................   $   904    $    63    $   841
                                                ==============================


(5) The proportion of the total change attributable to volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.

         OTHER OPERATING INCOME

         Other operating income, during the first nine months of 1996, decreased 3% from the same period in 1995. Loan origination fees increased by 105% or $82 thousand, because of the volume in residential mortgage loans sold for cash. Mortgage servicing fee income increased by 11% or $25 thousand when compared to the first nine months of 1995. These fees are directly influenced by the volume of loans that are sold in the secondary market. Gains or losses on sales of mortgage loans occur when the coupon rates on mortgage loans exceed or fall short of the yields required by the purchasers. The net gain recorded in 1996 and 1995 is indicative of the changes in interest rates during the periods in which the sales occurred.

         There was no trading account activity during the first nine months of 1996 and 1995.

         Customer service charges and fees, which include fees on demand deposit accounts, item processing and return items, increased 16% in the first nine months of 1996. The increase is directly related to the growth in the number of both consumer and business demand deposits and the fees associated with each type of account.

         Other income decreased $33 thousand or 7% in the first nine months of 1996 compared to the same period in 1995. Included in other income are earnings on director's life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in one of the Company's branch offices and other general service fees.

         OTHER OPERATING EXPENSES

         For the first nine months of 1996, total other operating expenses decreased 5% from the same period in 1995. Salaries and benefits, which represent one of the most significant portions of operating expenses, decreased by 2% in the first nine months of 1996 compared to 1995. The decrease is due to turnover of employees, early retirements in 1995, and a change in the retirement plan structure in the last six months of 1995. Occupancy expense increased by 3% in 1996 compared to the same period in 1995. Equipment expense decreased by 7% in 1996 compared to the first nine months of 1995. The increased cost of computer equipment and related software costs in 1995 without the same investment in 1996 resulted in the decrease in 1996. The increase in occupancy expense is directly related to the overall increases in overhead expenses at all branch offices. The decrease in the FDIC insurance assessment from $202 thousand in 1995 to $2 thousand in 1996 reflects the decision by the FDIC in late 1995 to charge well capitalized banks a $1,000 semi-annual membership fee without any deposit-based insurance premium. Other expenses increased by 1% over the same period in 1995 and include such costs as legal fees, professional and audit fees and other general operating expenses.

         INCOME TAXES

         The year-to-date provision for income taxes at September 30, 1996 more than doubled in the first nine months of 1996 compared to the same period in 1995, due to the 56% increase in pre-tax income and the change in permanent taxable/non-taxable items. The effective tax rate for the first six months of 1996 was 27% compared to 21% in the same period in 1995.

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

         At September 30, 1996 the amount charged to operating expense for the provision for possible credit losses was $425 thousand compared to $500 thousand at September 30, 1995. The provision represents management's assessment of the risks inherent in the loan and lease portfolio while providing amounts necessary to cover charge-offs. The allowance for possible credit losses was 1.02% at September 30, 1996 compared to 1.04% at September 30, 1995.

         FINANCIAL CONDITION

         At September 30, 1996, the Company's total assets were $284.2 million, representing an increase of $32.3 million or 13% from the December 31, 1995 balance of $251.9 million. The increase in assets is primarily attributable to a $19 million growth in total loans and a $14 million increase in investment securities.

         Investment securities increased 19% from $73 million at December 31, 1995, to $87 million at September 30, 1996. The net increase of $14 million was attributable to both an investment of liquidity generated by the increase in deposits and an investment strategy that was implemented during the period to increase earnings. The Company purchased $10 million of securities with funds borrowed from the Federal Home Loan Bank of Pittsburgh. The strategy that was employed provides a favorable yield pickup between the invested and borrowed funds.

         Total net loans increased by $19 million from $152 million at year end 1995, to $171 million at September 30, 1996. Residential mortgage loans increased $16 million from December 31, 1995 to September 30, 1996. The increase is attributable to the increased mortgage loan activity during the period, particularly during the third quarter of 1996. Consumer loans, net of unearned discounts, grew by $300 thousand or 1%. Commercial loans increased $3 million or 7% at September 30, 1996. Commercial loans consist of loans made to small businesses within the Company's market area and are generally secured by real estate and other assets of the borrowers.

         Total deposits increased $31 million or 15% from $209 million at year end 1995 to $240 million at September 30, 1996. Noninterest-bearing demand deposits increased $5 million or 18% during the first nine months of 1996. In aggregate, savings accounts and interest-bearing demand deposits increased by $1.5 million or 2% during the period. As a percentage of total deposits, savings and interest-bearing demand deposits represented 28% at September 30, 1996, compared to 31% at year end 1995. These deposits continue to be very attractive to consumers because of their liquidity feature. Time deposits, including certificates of deposit in denominations of $100 thousand or more, increased $25 million or 21% during the period. There were no brokered deposits within the Company's deposit base at September 30, 1996.

         The Company considers its current deposit base to be stable and generally consumer in nature. The deposit mix is, in general, equally distributed among all products without any significant concentrations.

         NONPERFORMING ASSETS

         Nonperforming assets include nonperforming loans and foreclosed assets held for sale. Nonperforming loans consist of loans where the principal, interest, or both is 90 or more days past due and loans that have been placed on nonaccrual. When loans are placed on nonaccrual, income from the current period is reversed from current earnings and interest from prior periods is charged to the allowance for possible credit losses. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on nonaccrual if the collateral is sufficient to recover the principal. The following table represents nonperforming assets of the Company at September 30, 1996 and 1995.

                                                           1996           1995
                                                         (Dollars in thousands)

Loans past due 90 days or more ...................        $  811         $1,040
Impaired loans on nonaccrual status ..............           711          1,334
Other nonaccrual loans ...........................            73            482
                                                          ------         ------
  Total nonperforming loans ......................         1,595          2,856

Foreclosed assets held for sale ..................           691            265
                                                          ------         ------
  Total nonperforming assets .....................        $2,286         $3,121
                                                          ======         ======



Nonperforming loans as a percent
  of loans .......................................           .88%          2.03%

Nonperforming assets as a percent
  assets .........................................           .80%          1.25%


         Nonperforming assets at September 30, 1996 decreased $835 thousand or 27% compared to the same period in 1995. Nonaccrual loans were $1 million lower at September 30, 1996 compared to September 30, 1995. Real estate loans represent $73 thousand of nonaccrual loans while loans to commercial borrowers represent the remaining $711 million balance. Generally, commercial loans are secured by real estate and other assets of the borrowers. No material losses are expected from legal proceedings on nonaccrual loans.

         Loans past due 90 days or more decreased $229 thousand or 22% from 1995 levels. Approximately 50% percent of the delinquent loans are residential mortgages, 32% are consumer installment and 18% are loans to commercial borrowers. At quarterly loan review meetings, management reviews the status of these loans with regard to legal proceedings and collection efforts.

         Foreclosed assets held for sale consists of properties that are acquired by legal proceedings and are carried at the lower of fair value minus estimated costs to sell, or cost. No material losses are expected upon the sale of the property.

         POTENTIAL PROBLEM LOANS

         At September 30, 1996, the Company had approximately $786,500 of problem loans which were not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at September 30, 1996.

         LIQUIDITY AND FUNDS MANAGEMENT

         The following discussion contains forward-looking statements that involve risks and uncertainties. The actual results for any particular period may vary. See "Factors That May Affect Future Results."

         Liquidity is a measure of the Company's ability to meet present and future financial obligations and commitments on a timely basis. Liquidity needs include sufficient cash flow to meet present and future loan commitments, anticipated and unanticipated deposit outflows, debt servicing payments, investment commitments, and daily business operations. At the Bank subsidiary level, liquidity is generally provided by deposit growth, principal repayments, maturities and sales of securities, periodic repayments of loans, borrowings and net income. Liquidity is provided to the Company in the form of issuance of common stock through participation in the various stock plans of the Company and quarterly dividend payments from the Bank subsidiary.

         Liquidity is managed on a daily basis at both the parent company and subsidiary levels, enabling management to effectively monitor changes in liquidity and to react accordingly to market conditions. Management believes that liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis.

         At September 30, 1996, the Company maintained $10.5 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $2.6 of mortgage loans held for resale and $60.4 million in available-for-sale securities. This combined total of $73.5 million represented 26% of total assets at September 30, 1996. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source had grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At September 30, 1996, approximately 84% of the Company's assets were funded by core deposits acquired within its market area. An additional 7% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash provided by operating activities was $3.9 million at September 30, 1996, as compared to net cash provided by operating activities of $2.2 million for the comparable period in 1995. The $1.7 million increase is primarily related to an increase in net income and a decrease in mortgage loans held for resale. Net cash used in investing activities was $36.3 million at September 30, 1996 compared to $10.6 million at September 30, 1995. Approximately $17.6 million of the net increase was a net increase in the purchase of securities. An increase of $9.4 million in loan and lease funding makes up the remaining increase in cash used in investing activities.

         Net cash provided by financing activities increased to $30.5 million at September 30, 1996 from $8.9 million at September 30, 1995, a net increase of $21.6 million. The net increase of $9.1 million in deposits was the result of overall Bank growth. The net change in proceeds from and repayments of long-term borrowings of $5 million resulted in a net increase in cash provided by financing activities. The net change in short-term borrowings and federal funds purchased were $2.3 million and $4.8 million, respectively, at September 30, 1996.

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

        At September 30, 1996, the Company maintained a one year cumulative GAP of negative $16.2 million or 5.71% of total assets. The effect of this GAP position provided a negative mismatch of assets and liabilities which can expose the Company to interest rate risk during a period of rising interest rates.

         The following table sets forth the Company's interest sensitivity gap position as of September 30, 1996.

                                   3 months   3 through  1 through     Over       Total
                                   or less    12 months   3 years     3 years
                                   --------   ---------  ---------    -------    --------
                                                        (in thousands)

Investment securities(1)           $ 20,791   $ 11,853    $ 15,918    $ 39,297   $ 87,859
Loans(2) .......................     43,167     24,313      35,141      68,795    171,416
                                   --------   --------    --------    --------   --------
  Total ........................   $ 63,958   $ 36,166    $ 51,059    $108,092   $259,275
                                   ========   ========    ========    ========   ========

Interest-bearing
  transaction deposits(3) ......   $   --     $  5,977    $ 19,704    $ 41,993   $ 67,674
Time ...........................     28,355     46,284      19,850      18,981    113,470
Time over $100,000 .............     12,192     13,034       1,353       1,294     27,873
Repurchase agreements ..........        300       --          --          --          300
Short-term borrowings ..........      5,200       --          --          --        5,200
Long-term debt .................      5,001          4          10      10,110     15,125
                                   --------   --------    --------    --------   --------
  Total ........................   $ 51,048   $ 65,299    $ 40,917    $ 72,378   $229,642
                                   ========   ========    ========    ========   ========

Gap ............................   $ 12,910   $(29,133)   $ 10,142    $ 35,714
                                   ========   ========    ========    ========

Cumulative Gap .................   $ 12,910   $(16,223)   $ (6,081)   $ 29,633
                                   ========   ========    ========    ========

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

         As required by the federal banking regulatory authorities, new guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I capital consists of common stockholders' equity less intangible assets, and Tier II capital includes the allowable portion of the allowance for possible loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, neither Tier I nor Tier II capital reflects the adjustment of FASM 115, which requires adjustment in financial statements prepared in accordance with generally accepted accounting principles by including as a separate component of equity, the amount of net unrealized holding gains or loses on debt and equity securities that are deemed to be available-for-sale.

         Regulatory guidelines that core capital and total risk-based capital must be at least 4.00% and 8.00%, respectively. The following table illustrates the Company's capital ratios as required under the guidelines.

                  Primary capital..............................  $ 20,936
                  Intangible assets............................       124
                                                                 --------
                  Tier I capital(1)............................    20,812

                  Tier II Capital..............................     1,715
                                                                 --------
                  Total Risk-Based Capital.....................  $ 22,527
                                                                 ========
                  Total Risk-Weighted Assets...................  $167,307

                  Tier I Ratio.................................     12.44%

                  Risk-Based Capital Ratio.....................     13.46%
                  Tier I Leverage Ratio........................      7.67%

(1) Gross of unrealized losses on available-for-sale securities. If unrealized losses on available for sale securities were included, Tier I capital is 11.99%, total risk-based capital ratio is 13.01%, and the Tier I leverage ratio is 7.39%.

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         General. Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the control of the Company and its Bank subsidiary may adversely affect the future results of operations of the Company and its Bank subsidiary. Management does not expect any one particular factor to affect the Bank subsidiary's results of operations. A downward trend in several areas, however, including real estate, construction and consumer spending, could have an adverse impact on the Bank subsidiary's ability to maintain or increase profitability. Therefore, there is no assurance that the Company and its Bank subsidiary will be able to continue their current rates of income and growth.

         Interest Rates. The Company's earnings depend, to a large extent, upon net interest income, which is primarily influenced by the relationship between its cost of funds (deposits and borrowings) and the yield on its interest-earning assets (loans and investments). This relationship, known as the net interest spread, is subject to fluctuate and is affected by regulatory, economic and competitive factors which influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of its interest rate risk management strategy, management seeks to control its exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities. Through its asset/liability committee, the Company continually monitors interest rate sensitivity of its earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings.

         As of September 30, 1996, total interest-earning assets maturing or repricing within one year were less than total interest-bearing liabilities maturing or repricing in the same period by $16 million, representing a cumulative one-year interest rate sensitivity gap as a percentage of total assets of negative 5.7%. This condition suggests that the yield on the Company's interest-earning assets should adjust to changes in market interest rates at a slower rate than the cost of the Company's interest-bearing liabilities. Consequently, the Company's net interest income could decrease during periods of rising interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Interest Rate Sensitivity."

         Adequacy of Allowance for Loan Losses. In originating loans, there is a likelihood that some credit losses will occur. This risk of loss varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness and debt servicing capacity of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral securing the loan. Management maintains an allowance for loan losses based on, among other things, historical loan loss experience, known inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and an evaluation of current economic conditions. Management currently believes that the allowance for loan losses is adequate, but that there can be no assurance that nonperforming loans will not increase in the future.

         Local Economic Conditions. The success of the Company is dependent, to a certain extent, upon the general economic conditions in the geographic market served by the Bank subsidiary. Although the Company expects that economic conditions will continue to be favorable in this market, no assurance can be given that these economic conditions will continue. Adverse changes in economic conditions in the geographic market that the Bank subsidiary serves would likely impair the Bank subsidiary's ability to collect loans and could otherwise have a material adverse effect on the consolidated results of operations and financial condition of the Company.

         Competition. The Banking industry is highly competitive, with rapid changes in product delivery systems and in consolidation of service providers. Many of the Company's competitors are bigger than the Company in terms of assets and have substantially greater technical, marketing and financial resources. Because of their size, many of these competitors can (and do) offer products and services that the Company does not offer. The Company is constantly striving to meet the convenience and needs of its customers and to enlarge its customer base. No assurance can be given that these efforts will be successful in maintaining and expanding the Company's customer base.

         FUTURE OUTLOOK

         Management is hopeful that the newest additional banking offices will continue to expand the Company's deposit base by attracting new depositors, while providing quality service to both new and existing customers. The initial costs associated with the branch openings, such as salaries and benefits, advertising, overhead expenses and marketing, had a negative impact on the Company's earnings until the growth in deposits reached a level to offset these expenses.

         Our twelfth branch office in Lake Wallenpaupack (Pike County) is expected to open in November, 1996. In addition, we are in the process of acquiring the real estate and deposit customer lists of the Milford (Pike County) and Mountainhome (Monroe County) branches of PNC Bank. These branches will be open in December of this year.

Item 6.    Exhibits and Reports on Form 8-K

             (a) Exhibits required by item 601 of Regulation S-K

             Exhibit Number                    Description of Exhibit
             --------------                    ----------------------
                    2                                    None
                    4                                    None
                   11                                    None
                   15                                    None
                   18                                    None
                   19                                    None
                   20                                    None
                   23                                    None
                   24                                    None
                   25                                    None
                   28                                    None

         (b) Reports on Form 8-K

         On August 13, 1996, the Company filed Form 8-K electronically to put on file the latest amended articles of incorporation and by-laws.

         On September 10, 1996, the Company filed Form 8-K electronically transmitting a corporate resolution and press release approving a 5% common stock dividend declared on September 10, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   LAKE ARIEL BANCORP, INC.



Date:  November 5, 1996                        By   /s/ John G. Martines
                                                  -----------------------------
                                                        John G. Martines
                                                     CHIEF EXECUTIVE OFFICER



                                                  /s/ Joseph J. Earyes
                                                  -----------------------------
                                                      Joseph J. Earyes, CPA
                                                       VICE PRESIDENT AND
                                                      CHIEF FINANCIAL OFFICER