Form 10-K
period 1996-12-31
LAKE ARIEL BANCORP INC
filed 1997-03-26
CIK 723878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to

Commission file Number:  2-85306

                            LAKE ARIEL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                                 23-2244948
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

Post Office Box 67, Route 191, Lake Ariel, Pennsylvania                18436
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (717) 698-5695

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock, par value $.42 per share

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   -----    ------

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  The aggregate market value of the voting stock held by non-affiliates of the registrant based on average bid and asked prices:
$27,580,258 million at March 18, 1997.

                  As of March 18, 1997, the registrant had outstanding 1,771,328 shares of its common stock, par value $.42 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Annual Report to shareholders of the registrant for the year ended December 31, 1996, are incorporated by reference in Part II of this Annual Report.

                                  Page 1 of 40
                            Exhibit Index on Page 36

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-K

                                      Index
Part I                                                                    Page

Item 1.     Business.............................................        3

Item 2.     Properties...........................................       17

Item 3.     Legal Proceedings....................................       19

Item 4.     Submission of Matters to a Vote of Security Holders.. Not Applicable

Part II

Item 5.     Market for the Registrant's Common Equity and
              Related Shareholder Matters........................       19

Item 6.     Selected Financial Data..............................       21

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations................       21

Item 8.     Financial Statements and Supplementary Data..........       22

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure................ Not Applicable

Part III

Item 10.    Directors and Executive Officers of the Registrant...       22

Item 11.    Executive Compensation...............................       25

Item 12.    Security Ownership of Certain Beneficial Owners and
              Management.........................................       27

Item 13.    Certain Relationships and Related Transactions.......       29

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.......................................       30

Signatures        ...............................................       32

Exhibit Index     ...............................................       35

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-K

                                     Part I


Item 1.  Business

                  General

                  Lake Ariel Bancorp, Inc. ("Bancorp"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bancorp was organized on May 23, 1983, and commenced operations on November 26, 1983. Bancorp has one wholly-owned subsidiary, LA Bank, National Association (the "Bank"). Bancorp's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 1996, Bancorp had total consolidated assets, deposits and stockholders' equity of approximately $297.9 million, $253.2 million and $21.2 million, respectively.

                  The Bank was organized in 1910. The Bank is a national banking association that is a member of the Federal Reserve System and the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). The Bank has thirteen (13) branch locations, in addition to its main office in Lake Ariel, Wayne County (two branches within Wayne County, six branches within Lackawanna County, four branches within Pike County and one branch within Monroe County), an operations center (within Wayne County, Pennsylvania), and an Administration and Loan Center (within Lackawanna County, Pennsylvania) and is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. The Bank has one subsidiary, LA Lease, Inc., that engages in the leasing of personal property.

                  Supervision and Regulation - Bancorp

                  Bancorp is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") relating to the offering and sale of its securities. Bancorp is currently subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials in accordance with the Securities Exchange Act of 1934 (the "Exchange Act").

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

                  Bancorp is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of Bancorp and any or all of its subsidiaries. Subject to certain exceptions, a bank holding company and its subsidiaries are generally prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called "Anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

                  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

                  Permitted Non-Banking Activities

                  The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking, managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal non-banking activities that presently may be conducted by a bank holding company, without prior approval of the Federal Reserve Board, are:

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

                  8. Subject to certain limitations: (a) acting as an insurance principal, agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit by the bank holding company system; (b) acting as agent or broker for insurance directly related to an extension of credit by a finance company, that is a subsidiary; and (c) engaging in any insurance agency activity in a place where the bank holding company or a subsidiary of the bank holding company has a lending office and that: (1) has a population not exceeding 5,000 and (2) has inadequate insurance agency facilities.

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


                  Except for its indirect subsidiary, LA Lease, Inc. with respect to the leasing of personal property, Bancorp has not and does not intend to commence or conduct any of the above-delineated activities during the calendar years 1996 and 1997, respectively.

                  Pennsylvania Banking Law

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

                  Interstate Banking and Branching

                  The following discussion describes those provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") that would pertain to Bancorp. It is not an exhaustive description of all provisions of the Interstate Banking Act.

                  In general, the Federal Reserve Board may approve an application by Bancorp to acquire control of, or acquire all or substantially all of the assets of, a bank located outside of the Commonwealth of Pennsylvania without regard to whether such acquisition is prohibited under the law of any state, but subject to certain state law restrictions and requirements enumerated in the Interstate Banking Act. The Federal Reserve Board may approve such application if it finds, among other things, that Bancorp is "adequately capitalized" and "adequately managed." Moreover, the Federal Reserve Board may not approve such acquisition if the target bank has not been in existence for the minimum period of time, if any, required by such target bank's "home" state. The Federal Reserve Board may, however, approve the acquisition of the target bank that has been in existence for at least five years without regard to any longer minimum period of time required under the law of the "home" state of the target bank.

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

                  As of May 2, 1996, the State Bank Supervisors of the states of Alabama, Delaware, Maryland, New Jersey and North Carolina and the Commonwealths of Pennsylvania and Virginia executed a Cooperative Agreement which governs the manner in which state-chartered banks with branches in multiple states will be supervised. This Cooperative Agreement was necessitated by the Interstate Banking Law and was drafted to create a level playing field for state-chartered banks with respect to supervision and regulation of branch offices in a multiple state setting. Specifically, this agreement outlines general principles for determining whether home or host state law applies, including the following: (1) host state law applies to operational issues relating to a branch located in a host state, including antitrust, community reinvestment, consumer protection, usury and fair lending laws; (2) the state law of the home state will apply to corporate structure issues, such as, charter, by-laws, incorporation, liquidation, stockholders and directors, capital and investments; and (3) bank powers issues will be resolved with reference to both home and host state laws. The Bank is a national association and is governed by, among other laws and regulations, the National Bank Act and regulations promulgated by the Comptroller of the Currency. Therefore, the Cooperative Agreement does not apply to the Bank.

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

                  Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")

                  General. The FDICIA reformed a variety of bank regulatory laws. Certain of these provisions are discussed below.

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

                  Deposit Insurance. As a result of the special assessment due on October 1, 1996 and required by the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the Savings Association Insurance Fund ("SAIF") was capitalized at the Designated Reserve Rate of 1.25 percent of estimated insured deposits on October 1, 1996. The FDIC has, therefore, lowered the rates on assessments paid to the SAIF. Effective January 1, 1997, the Funds Act separates the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF and BIF deposit insurance assessments. The amount assessed on the Bank by the FICO will be in addition to any amount paid for deposit insurance. FICO assessment rates for the first semi-annual period of 1997 were set at 1.3 basis points annually for BIF - assessable deposits (which are the type of deposits held by the Bank) and 6.48 basis points annually for SAIF-assessable deposits. The FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the BIF and SAIF are merged or until January 1, 2000, whichever occurs first.

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

                  Regulatory Capital Requirements

                  The following table presents Bancorp's consolidated capital ratios at December 31, 1996.

                                                                 (In Thousands)
Tier I Capital................................................      $20,650
Tier II Capital...............................................        1,767
                                                                  ---------
Total Capital.................................................      $22,417
                                                                    =======

Adjusted Total Average Assets.................................     $276,954
Total Adjusted Risk-Weighted Assets(1)........................     $176,179

Tier I Risk-Based Capital Ratio(2)............................        11.72%
Required Tier I Risk-Based Capital Ratio......................         4.00%
Excess Tier I Risk-Based Capital Ratio........................         7.72%

Total Risk-Based Capital Ratio(3).............................        12.72%
Required Total Risk-Based Capital Ratio.......................         8.00%
Excess Total Risk-Based Capital Ratio.........................         4.72%

Tier I Leverage Ratio(4)......................................         7.46%
Required Tier I Leverage Ratio................................         4.00%
Excess Tier I Leverage Ratio..................................         3.46%

------------------------------

(1) Includes off-balance sheet items at credit-equivalent values less intangible assets.

(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.

(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk- Weighted Assets.

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

                  History and Business - Bank

                  The Bank's legal headquarters are located on Route 191, Lake Ariel, Pennsylvania.

                  As of December 31, 1996, the Bank had total assets of $297.9 million, total shareholders' equity of $21.2 million and total deposits and other liabilities of $276.7 million.

                  The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, and making secured and unsecured commercial and consumer loans. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

                  At December 31, 1996, the Bank had 104 full-time employees and 31 part-time employees. The Bank is not a party to any collective bargaining agreement.

                  Market Area

                  The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions headquartered in Wilkes-Barre and Scranton, Pennsylvania. The Bank's major competitors in its market area are, in alphabetical order: Community Bank & Trust Co.; Corestates Financial Corporation, Philadelphia, Pennsylvania; Fidelity Deposit & Discount Bank; First National Bank of Jermyn; First National Community Bank; First Union Corporation, Charlotte, North Carolina; NBO National Bank; Penn Security Bank and Trust Company; Pioneer American Bank, N.A.; PNC Bank, N.A.; and Wayne Bank. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

                  For the purposes of the revised CRA regulations, the Bank is deemed to be a large depository institution, based upon financial information as of December 31, 1996. In the future, the Bank will be evaluated for CRA compliance using the three-part, performance-based test. Under the 12 assessment factors contained in the prior CRA regulations, the Bank received a "satisfactory" rating in 1996.

                  Concentration

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

                  Business - LA Lease, Inc.

                  The principal office of LA Lease, Inc. is located at Routes 247 and 348, Lake Ariel, Pennsylvania 18436 (the Mt. Cobb branch of the Bank).

                  As of December 31, 1996, LA Lease, Inc. had total assets of $2.2 million, total shareholders' equity of $25 thousand and other liabilities of $2.175 million.

                  LA Lease, Inc. provides financing to consumers and businesses in the form of vehicle and equipment leases. The business of LA Lease, Inc. is not seasonal in nature.


Item 2.           Properties

                  Bancorp owns or leases no properties, except through the Bank. The following is selective information about the Bank's properties:



                                                    Type of            Square
Property        Location                          Ownership           Footage       Use
--------        --------                          ---------           -------       ---
      1         Route 191                            Own                3,000       Banking services and
                Lake Ariel, PA                                                      Main Office

      2         Route 191                            Own                1,800       Greene-Dreher branch
                Newfoundland, PA

      3         Routes 191 and 590                   Own                2,900       Hamlin Corners branch
                Hamlin, PA

      4         Routes 247 and 348                   Own                2,400       Mt. Cobb branch
                Lake Ariel, PA

      5         Route 6                              Lease              2,800       Eynon branch
                Scranton-Carbondale
                Highway

      6         Keyser Avenue                        Lease              3,000       Keyser Valley branch
                Scranton, PA

      7         The Mall at Steamtown                Lease              1,867       Steamtown branch
                Lackawanna Avenue
                Scranton, PA

      8         East Grove Street &                  Own                3,000       Clarks Green branch
                South Abington Road
                Clarks Green, PA

      9         Route 6                              Lease              5,535       Carbondale branch
                Ames Shopping Plaza

     10         Routes 6 and 209                     Own               11,000       Milford Township branch
                Milford, PA

     11         Route 739                            Lease              1,250       Lords Valley branch
                Lords Valley Shopping Plaza

     12         Route 191                            Own                5,900       Operations Center
                Hamlin, PA

     13         Keyser Avenue                        Lease              7,500       Administration and Loan
                Scranton, PA                                                        Center

     14         HC6 Box 6931                         Lease              2,600       Lake Wallenpaupack
                Hawley, PA                                                          Branch

                                       19



                                                    Type of            Square
Property        Location                          Ownership           Footage       Use
--------        --------                          ---------           -------       ---

     15         214 W. Harford Street                Own               10,350       Milford Branch
                Milford, PA

     16         Route 390-Barrett Township           Own                3,700       Mountainhome Branch
                Mountainhome, PA


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

                                     Part II


Item 5.           Market for the Common Equity and Related Stockholder Matters

                  Bancorp's Common Stock is listed on the NASDAQ Stock Market under Small-Cap Issues under the symbol "LABN" or designation "Lake Ariel." The following table sets forth: (1) the quarterly average bid and asked prices for a share of Bancorp's Common Stock during the periods indicated; and (2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1995. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                                              Average Stock Prices                Dividends
                                                              Bid            Asked                Declared
1995:
         First quarter..................................    $16.50          $17.50                   $.13
         Second quarter.................................    $16.00          $17.00                   $.13
         Third quarter..................................    $14.50          $15.50                   $.14
         Fourth quarter.................................    $14.75          $16.25                   $.19

1996:
         First quarter..................................    $15.25          $16.50                   $.15
         Second quarter.................................    $15.75          $16.75                   $.16
         Third quarter..................................    $15.88          $17.25                   $.17
         Fourth quarter.................................    $22.75          $23.75                   $.22


                  As of March 18, 1997, Bancorp had approximately 1,181 shareholders of record.

                  Since 1983, Bancorp has paid cash dividends. It is the present intention of Bancorp's Board of Directors to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial condition, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Cash available for the payment of dividends must initially come from dividends paid by the Bank to Bancorp. Therefore, the restrictions on the Bank's dividend payments are directly applicable to Bancorp.

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

                  The Bank may not pay any dividends on its capital stock during the period in which it may be in default in the payment of its assessment for deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and, moreover, the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act, dividends cannot be declared and paid if the OCC obtains a cease and desist order because such payment would constitute an unsafe and unsound banking practice. As of December 31, 1996, there was $1.8 million in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to Bancorp under the current OCC regulations.

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


Item 6.           Selected Financial Data

                  The information called for by this item is filed at Exhibit 99A hereto and is incorporated in its entirety by reference under this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

                  The caption "Management's Discussion and Analysis" contained in excerpts from Bancorp's Annual Report (beginning at page 18 thereto) filed at
Exhibit 13 hereto is incorporated in its entirety by reference under this Item
7.


Item 8.           Financial Statements and Supplementary Data

                  Bancorp's Consolidated Financial Statements and notes thereto contained in excerpts from Bancorp's Annual Report (beginning at page 33 thereto) filed at Exhibit 13 hereto are incorporated in their entirety by reference under this Item 8.


                                    Part III


Item 10.          Directors and Executive Officers of the Registrant

                  Information as to Nominees, Directors and Executive Officers

                  The following table contains certain information with respect to the nominees and the directors whose terms of office expire in 1997, 1998 and 1999, respectively.

                                                                                              Director Since
Name                       Age        Principal Occupation for Past Five Years               Corporation/Bank
----                       ---        ----------------------------------------               ----------------
Class 2 Directors Whose Term Will Expire In 1997 And A
Nominee For Class 2 Director Whose Term Expires In 2000

Bruce D. Howe               65        President of John T. Howe, Inc. (a company                 1983/1977
(1)(2)(3)                             that operates local fuel and heating oil
                                      companies, a motel and an interstate truck
                                      stop) and President of Howe's Twin Rocks,
                                      Inc. (a local restaurant)

Peter O. Clauss             67        Retired; Former President of C & D                         1988/1988
(1)(3)(4)(5)                          Builders Inc. (construction of residential
                                      and light commercial buildings)




                                                                                                  Director Since
Name                        Age       Principal Occupation for Past Five Years                   Corporation/Bank
----                        ---       ----------------------------------------                   ----------------

Class 1 Directors Whose Term Expires In 1998

Donald E. Chapman           60        Self-employed insurance broker and                         1983/1972
(2)(4)(5)(6)(7)                       real estate developer

Arthur M. Davis             69        President of Lake Ariel Hardware &                         1983/1969
(4)(5)(6)(7)                          Supply Co., Inc.

William C. Gumble           59        Retired Attorney-at-law                                    1985/1985
(1)(2)(3)


Class 3 Directors Whose Term Expires In 1999

John G. Martines            50        President of the Bank and Chief                            1983/1979
(1)(3)(5)(6)                          Executive Officer of the Corporation

Harry F.                    61        Partner of Schoenagel and Schoenagel                       1985/1985
Schoenagel                            (general civil engineering and surveying)
(4)(5)(6)(7)

------------------------------
(1) Member of the Asset/Liability Management Committee of the Bank. This committee reviews quarterly the asset/liability management report and the investment portfolio. In addition, this committee reviews strategies for GAP analysis, liquidity, tax position and various profitability ratios. Moreover, this committee determines product pricing and development. This committee met four (4) times in 1996.
(2) Member of the Executive Committee of the Bank. This committee reviews annually the profit sharing and benefit plans of the Bank as well as salaries and promotions. This committee makes recommendations to the Board of Directors of the Bank on changes in the employee benefit plans, compensation, promotions and the contribution to the profit sharing plan. This committee also reviews non-personnel matters such as bank expansion and profitability. This committee met two (2) times in 1996.
(3) Member of the Loan Committee of the Bank. This committee meets to consider and recommend approval of loans in the principal amount of $100,000 or more. Directors receive no additional compensation for attendance at meetings of this committee. This committee met twenty-four (24) times in 1996.
(4) Member of Benefit/Compensation Committee of the Bank. This committee meets to perform on annual review of executive salary increases and executive stock option grants. This committee met two (2) times in 1996.
(5) Member of 401(k) Committee of the Bank. This committee meets to review semi-annual investment results of plan funds, makes recommendations and changes to available investment options, reviews IRS and DOL legal participation, discrimination and other issues, and recommends annual Bank contributions to plan. This committee met two (2) times in 1996.
(6) Member of the Loan Review Committee of the Bank. This committee reviews past due and classified loans and actions to be taken. Moreover, this committee determines the adequacy of the loan loss reserve and the amount to be charged monthly for the provision of loan losses. This committee met four (4) times in 1996.

(7) Member of the Audit Committee of the Bank. This committee reviews the reports of the auditors and the results of examinations by the Federal Reserve System and Comptroller of the Currency. This committee makes recommendations to the Board based upon a review of the reports and regulatory examinations. This committee met four (4) times in 1996.


                  During 1996, the Board of Directors of the Corporation held six (6) meetings. Directors received no additional remuneration for attendance at meetings of the Board of Directors of the Corporation.

                  Each of the Directors attended at least 75% of the combined total number of meetings of the Corporation's and the Bank's Board of Directors and of the committees on which they serve.

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

                  Principal Officers of the Corporation

                  The following table sets forth selected information about the principal officers of the Corporation, each of whom is selected by the Board of Directors and each of whom holds office at the discretion of the Board of
Directors:

                                                          Bank
                                         Held           Employee        Number of Shares           Age as of
Name                                     Since           Since        Beneficially Owned(1)      March 18, 1997
----                                     -----         ------------   ---------------------      --------------

Bruce D. Howe, President                 1983             (2)                179,253                    65

John G. Martines, Chief                  1983             (3)                102,401                    50
Executive Officer

Donald E. Chapman, Secretary             1983             (2)                 59,753                    60

Louis M. Martarano, Vice                 1989             (3)                 37,902                    46
President and Assistant Secretary

Joseph J. Earyes, Vice President         1995             (3)                 17,917                    40
and Treasurer


----------------------------
(1) See notes under the caption "Beneficial Ownership by Officers, Directors and Nominees" for shareholdings of these officers.
(2)      Messrs. Howe, Chapman and Davis are not employees of the Corporation.
(3) Messrs. Martines, Martarano and Earyes are full-time salaried employees of the Bank.

                  Principal Officers of the Bank

                  The following table sets forth selected information about the principal officers of the Bank, each of whom is elected by the Board of Directors of the Bank and each of whom holds office at the discretion of the Board of Directors of the Bank:

                                                                          Bank          Number       Age as of
                                                              Held      Employee      of Shares      March 18,
Name                       Office/Position with Bank          Since      Since          Owned          1997
----                       -------------------------          -----    ----------     ---------      --------

Bruce D. Howe              Chairman of the Board              1986         (1)        179,253  (2)       65

John G. Martines           President and CEO                  1986        1979        102,401  (2)       50

Louis M. Martarano         Senior Vice President and          1990        1981         37,902  (2)       46
                           Chief Operating Officer

Joseph J. Earyes           Senior Vice President and          1995        1995         17,917  (2)       40
                           Chief Financial Officer

Kathleen L. Enslin         Vice President and                 1992        1975          3,106            38
                           Cashier

Cynthia A. Smaniotto       Vice President                     1992        1974          1,353            39

Karen T. Pasternak         Vice President                     1992        1987            614            50

Gregory G. Gula            Vice President                     1992        1990            280            33

William R. Kerstetter      Vice President                     1992        1992             21            44

Theodore G. Daniels        Vice President                     1993        1993            336            65

John P. Foley              Vice President                     1995        1995            -0-            52

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

                  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Corporation believes that, during the period January 1, 1996 through December 31, 1996, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

Item 11.          Executive Compensation

                  The following table sets forth the total compensation for services in all capacities paid by the Corporation and the Bank (1) during 1996, 1995 and 1994, to the Corporation's Chief Executive Officer and the Bank's President, (2) during 1996, 1995 and 1994, to the Corporation's Vice President and the Bank's Senior Vice President and Chief Operating Officer, and (3) during 1996 and 1995, to the Corporation's Vice President and Treasurer and the Bank's Senior Vice President and Chief Financial Officer. No other executive officer's annual salary and bonus exceeded $100,000 for the years presented and therefore is not required to be presented.

                           SUMMARY COMPENSATION TABLE


                                                              Annual Compensation
                                                ------------------------------------------------------------------
                                                                                       Securities
                                                                        Other Annual   Underlying     All Other
Name and                             Fiscal     Salary       Bonus      Compensation    Options/    Compensation
Principal Position                    Year        ($)         ($)           ($)          SARs(#)         ($)
------------------------------------------------------------------------------------------------------------------
John G. Martines (President of        1996      157,972      44,000      25,564 (1)         - (2)     22,612 (3)
the Bank and Chief Executive          1995      138,007      35,000      26,108 (4)     42,000(2)     19,498 (5)
Officer of the Corporation)           1994      130,005      30,000      19,811 (6)     26,250(2)     21,435 (7)
                                                                                                         )
Louis M. Martarano (Senior Vice       1996      109,056      20,000       4,260 (8)         - (2)     19,602 (9)
President and Chief Operating         1995       97,154      13,500       8,796 (10)    15,750(2)     15,013 (11)
Officer of the Bank and Vice          1994       91,750      12,500       3,452 (12)    10,500(2)     15,903 (13)
President of the Corporation)

Joseph J. Earyes (Senior Vice         1996       87,521      16,000       6,147 (14)        - (2)     16,225 (15)
President and Chief Financial         1995       70,207       6,500       4,345 (16)    10,500(2)     11,398 (17)
Officer of the Bank and Vice
President and Treasurer of the
Corporation)

------------------------------
(1) Includes $6,825 paid on behalf of Mr. Martines for periodic club dues; $12,000 paid to Mr. Martines for directors' fees; $3,440 paid pursuant to the Salary Continuation Plan; and $3,299 representing the personal use value of a company-owned automobile.
(2) For further information on these stock options, see "Stock Option Plan" below.
(3) Of the $22,612 paid to Mr. Martines in 1996 as All Other Compensation; $2,632 and $3,230 was for life and medical insurance premiums, respectively; and $16,750 was accrued by the Corporation for the benefit of Mr. Martines pursuant to a profit-sharing/401(k) plan.
(4) Includes $6,148 paid on behalf of Mr. Martines for initial and periodic club dues; $12,000 paid to Mr. Martines for directors' fees; $4,791 paid pursuant to the Salary Continuation Plan; and $3,169 representing the personal use value of a company-owned automobile.
(5) Of the $19,498 paid to Mr. Martines in 1995 as All Other Compensation; $2,098 and $3,888 was for life and medical insurance premiums, respectively; and $13,512 was accrued by the Corporation for the benefit of Mr. Martines pursuant to a profit-sharing/401(k) plan.
(6) Includes $3,405 paid on behalf of Mr. Martines for periodic club dues; $13,350 paid to Mr. Martines for directors' fees; $1,128 paid pursuant to the Salary Continuation Plan; and $1,928 representing the personal use value of a company-owned automobile.
(7) Of the $21,435 paid to Mr. Martines in 1994 as All Other Compensation; $2,073 and $4,362 was for life and medical insurance premiums, respectively; and $15,000 was accrued by the Corporation for the benefit of Mr. Martines pursuant to a profit-sharing retirement plan.

(8) Includes $1,852 paid on behalf of Mr. Martarano for periodic club dues and $2,408 representing the personal use value of a company-owned automobile.
(9) Of the $19,602 paid to Mr. Martarano in 1996 as All Other Compensation; $1,448 and $3,886 was for life and medical insurance premiums, respectively; and $14,268 was accrued by the Corporation for the benefit of Mr. Martarano pursuant to a profit-sharing/401(k) plan.
(10) Includes $6,500 paid on behalf of Mr. Martarano for initial and periodic club dues and $2,296 representing the personal use value of a company-owned automobile.
(11) Of the $15,013 paid to Mr. Martarano in 1995 as All Other Compensation; $1,022 and $4,281 was for life and medical insurance premiums, respectively; and $9,710 was accrued by the Corporation for the benefit of Mr. Martarano pursuant to a profit-sharing/401(k) plan.
(12) Includes $1,510 paid on behalf of Mr. Martarano for periodic club dues and $1,942 representing the personal use value of a company-owned automobile.
(13) Of the $15,903 paid to Mr. Martarano in 1994 as All Other Compensation; $1,050 and $4,428 was for life and medical insurance premiums, respectively; and $10,425 was accrued by the Corporation for the benefit of Mr. Martarano pursuant to a profit-sharing retirement plan.
(14) Includes $4,317 paid on behalf of Mr. Earyes for periodic club dues and $1,830 representing the personal use value of a company-owned automobile.
(15) Of the $16,225 paid to Mr. Earyes in 1996 as All Other Compensation; $747 and $4,036 was for life and medical insurance premiums, respectively; and $11,442 was accrued by the Corporation for the benefit of Mr. Earyes pursuant to a profit-sharing/401(k) plan.
(16) Includes $3,580 paid on behalf of Mr. Earyes for periodic club dues and $765 representing the personal use value of a company-owned automobile.
(17) Of the $11,398 paid to Mr. Earyes in 1995 as All Other Compensation; $406 and $4,280 was for life and medical insurance premiums, respectively; and $6,712 was accrued by the Corporation for the benefit of Mr. Earyes pursuant to a profit-sharing/401(k) plan.


                  Directors' Compensation

                  During 1996, the Bank's Board of Directors met on a monthly basis; Directors received $1,000 per month and were allowed one paid absence per year; and Bruce D. Howe, the Chairman, received $500 in addition to his monthly Directors' fee of $1,000 or $1,500 per month in the aggregate. Mr. Howe was also allowed one paid absence per year from a meeting of the Bank's Board of Directors. During 1996, the Board of Directors of the Corporation held six (6) meetings. Directors received no remuneration for attendance at meetings of the Board of Directors of the Corporation in excess of remuneration each of them received for attendance at meetings of the Board of Directors of the Bank.


Item 12.          Security Ownership of Certain Beneficial Owners and Management

                  Principal Beneficial Owners of the Corporation's Stock

                  Principal Owners

                  The following table sets forth, as of March 18, 1997, the name and address of each person who owns of record or who is known by the Board of Directors to be the beneficial owner of more than five percent (5%) of the Corporation's outstanding Common Stock, the number of shares beneficially owned by such person and the percentage of the Corporation's outstanding Common Stock so owned.

                                                         Percent of Outstanding
                             Shares Beneficially             Common Stock
Name and Address                  Owned(1)                 Beneficially Owned
----------------             -------------------         ----------------------
Bruce D. Howe                          179,253                   10.1%
R.D. #6, Box 6332
Lake Ariel, PA  18436

John G. Martines                       102,401                    5.6%
R.D. #1, Newton Lake
824 Sunset Avenue
Carbondale, PA  18407
------------------------------
(1) The securities "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and Regulations of the SEC and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days after March 18, 1997. Beneficial ownership may be disclaimed as to certain of the securities.


                  Beneficial Ownership by Officers, Directors and Nominees

                  The following table sets forth as of March 18, 1997, the amount and percentage of the Common Stock of the Corporation beneficially owned by each director, each nominee and all officers and directors of the Corporation as a group.

Name of Individual                       Amount and Nature of          Percent
or Identity of Group                  Beneficial Ownership(1)(2)       of Class
--------------------                  --------------------------       --------
Donald E. Chapman(3)(6)                    59,753                        3.4%
Peter O. Clauss(4)(7)                      25,632                        1.4%
Arthur M. Davis(3)(8)                      35,319                        2.0%
Joseph J. Earyes(9)                        17,917                        1.0%
William C. Gumble(3)(10)                   53,740                        3.0%
Bruce D. Howe(4)(11)                      179,253                       10.1%
Louis M. Martarano(12)                     37,902                        2.1%
John G. Martines(5)(13)                   102,401                        5.6%
Harry F. Schoenagel(5)(14)                 43,201                        2.4%

All Officers and Directors
 as a Group (7 directors,
 5 officers, 9 persons in total)          555,118                       29.6%
------------------------------

(1) See footnote (1) under the caption entitled "Principal Owners" for the definition of "beneficial ownership." (2) Information furnished by the directors and the Corporation.
(3)      A Class 1 Director Whose Term Expires in 1998.
(4) A Class 2 Director Whose Term Will Expire in 1997 and a Nominee For Class 2 Director Whose Term Expires in 2000.

(5)      A Class 3 Director Whose Term Expires in 1999.
(6) Of the 59,753 shares beneficially owned by Donald E. Chapman, 17,281 are owned by him individually; 37,902 are owned jointly with his spouse; 2,754 are held individually by his spouse; 1,168 are held jointly with his son; and 648 shares are hold individually by his son who has the same home.
(7) Of 25,632 shares beneficially owned by Peter O. Clauss, 9,075 are held by him individually; 12,947 are owned jointly with his wife; and 3,610 are owned individually by his spouse.
(8) Of the 35,319 shares beneficially owned by Arthur M. Davis, 15,965 are owned by him individually; 17,817 are owned jointly with his wife; and 1,537 are owned by Lake Ariel Hardware & Supply Co., Inc., of which Mr. Davis is President.
(9) Of the 17,917 shares beneficially owned by Joseph J. Earyes, 6,116 are owned by him individually; 1,301 are held jointly with his spouse; and 10,500 shares may be acquired at any time by the exercise of stock options.
(10)     All shares are held individually.
(11) Of the 179,253 shares beneficially owned by Bruce D. Howe, 160,433 are owned by him individually; 17,005 are owned jointly with his spouse; and 1,815 are owned individually by his spouse.
(12) Of the 37,884 shares beneficially owned by Louis M. Martarano, 1,182 are owned by him individually; 8,367 are owned jointly with his wife; 1,402 shares held as custodian for his two sons; 701 shares as custodian for his daughter; and 26,250 shares may be acquired at any time by the exercise of stock options.
(13) Of the 102,401 shares beneficially owned by John G. Martines, 7,755 are owned by him individually; 20,000 are held jointly with his spouse; 6,396 are held individually by his spouse; and 68,250 shares may be acquired at any time by the exercise of stock options.
(14) Of the 43,201 shares beneficially owned by Harry F. Schoenagel, 16,912 are owned by him individually; 3,150 are owned jointly with his spouse; and 23,139 are owned by his spouse individually.


Item 13.          Certain Relationships and Related Transactions

                  There have been no material transactions since January 1, 1996, nor are any such transactions currently proposed, to which the Corporation or the Bank was or is to be a party and in which any director or executive officer of the Corporation, or any beneficial owner of more than 5% of the Common Stock of the Corporation (or any associate thereof, respectively), had or will have a material interest. The Corporation and the Bank have had and intend to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of the Corporation and the Bank and their respective associates on comparable terms and with similar interest rates as those prevailing from time to time for other non-affiliated customers of the Corporation and the Bank. Total loans outstanding from the Corporation and the Bank, at December 31, 1996, to the Corporation's and the Bank's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $1.184 million or 5.59% of the Bank's total equity capital accounts. The largest amount of indebtedness outstanding at any time during fiscal year 1996 to the above identified group was $1.640 million or 7.75% of the Bank's total equity capital accounts. Such loans do not involve more than the normal risk of collectibility nor do they present other unfavorable features.

Item 14.          Exhibits and Reports on Form 8-K

                  (a)      Exhibits required by Item 601 of Regulation S-B:

Exhibit Number Referred to
Item 601 of Regulation S-B                Description of Exhibit
--------------------------                ----------------------

                2                   None.
                3A                  Amended Articles of Incorporation of Bancorp
                                    filed at Exhibit 3A on March 25, 1988 and
                                    March 24, 1993, to Forms 10-K for the fiscal
                                    year ended December 31, 1987 (No. 2-85306),
                                    and 10-KSB for the period ended December 31,
                                    1992 (No. 2-85306), respectively, and
                                    hereby incorporated by reference. Photocopy
                                    of the Articles of Amendment of Bancorp,
                                    dated August 18, 1993, to effect, among
                                    other things, a 3-for-1 stock split, filed
                                    at Exhibit 3A on September 3, 1993, to Form
                                    S-1 (No. 33-68470) and hereby incorporated
                                    by reference.
                3B                  Amended By-laws of Bancorp filed on March
                                    25, 1988, at Exhibit 3B, to Form 10-K for
                                    the fiscal year ended December 31, 1987 (No.
                                    2-85306), and hereby incorporated by
                                    reference.
                4                   None.
                9                   None.
                10A                 Photocopy of the Executive Employment
                                    Agreement dated September 1, 1993, among
                                    Bancorp, the Bank and John G. Martines, the
                                    Chief Executive Officer of Bancorp and
                                    President of the Bank, filed at Exhibit 10A
                                    on September 3, 1993, to Form S-1 (No.
                                    33-68470), and hereby incorporated by
                                    reference.
                10B                 Photocopy of the Executive Employment
                                    Agreement dated September 1, 1993, among
                                    Bancorp, the Bank and Louis M. Martarano,
                                    Vice President of Bancorp and Senior Vice
                                    President of the Bank, filed at Exhibit 10B
                                    on September 3, 1993, to Form S-1 (No.
                                    33-68470), and hereby incorporated by
                                    reference.
                11                  None.
                13                  Annual Report to Shareholders for Fiscal
                                    Year Ended December 31, 1996.
                16                  None.
                18                  None.
                21                  List of Subsidiaries of Bancorp.
                22                  None.
                23                  None.

Exhibit Number Referred to
Item 601 of Regulation S-B          Description of Exhibit
--------------------------          ----------------------

                24                  None.
                27                  None.
                28                  None.
                99A                 Selected 5-Year Financial Data and Selected
                                    Year-End Balances.


                  (b)      Reports on Form 8-K.

                  Bancorp filed no reports on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES


                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE ARIEL BANCORP, INC.
         (Bancorp)


By:      /s/ John G. Martines
         -----------------------
         John G. Martines
         Chief Executive Officer

Date:    March 18, 1997


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Bruce D. Howe
         ----------------------------
         Bruce D. Howe
         President and Director

Date:    March 18, 1997



By:      /s/ John G. Martines
         ----------------------------
         John G. Martines
         Chief Executive Officer
           and Director
         (Chief Executive Officer)

Date:    March 18, 1997



By:      /s/ Peter O. Clauss
         ----------------------------
         Peter O. Clauss
         Director

Date:    March 18, 1997

By:      /s/ Donald E. Chapman
         ----------------------------
         Donald E. Chapman
         Secretary and Director

Date:    March 18, 1997



By:      /s/ Arthur M. Davis
         ----------------------------
         Arthur M. Davis
         Treasurer and Director

Date:    March 18, 1997



By:      /s/ Harry F. Schoenagel
         ----------------------------
         Harry F. Schoenagel
         Director

Date:    March 18, 1997



By:      /s/ William C. Gumble
         ----------------------------
         William C. Gumble
         Director

Date:    March 18, 1997



By:      /s/ Louis M. Martarano
         ----------------------------
         Louis M. Martarano
         Vice President and Assistant
          Secretary

Date:    March 18, 1997

By:      /s/ Joseph J. Earyes
         ------------------------------
         Joseph J. Earyes, CPA
         Vice President and Treasurer
         (Principal Financial and
          Accounting Officer)

Date:    March 18, 1997

                                INDEX TO EXHIBITS


Item Number           Description

       13             Annual Report to Shareholders for the
                        Fiscal Year Ended December 31, 1996

       21             List of Subsidiaries of Bancorp

       27             Financial Data Schedule

       99A            Selected 5-Year Financial Data and
                      Selected Year-End Balances