Form 10-Q
period 1997-03-31
LAKE ARIEL BANCORP INC
filed 1997-05-09
CIK 723878

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549
                        FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from _________  to _________


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,771,328 shares of common stock, par value $.42 per share, as of March 31, 1997.


                 LAKE ARIEL BANCORP, INC.
                        FORM 10-Q
        FOR THE THREE MONTHS ENDED MARCH 31, 1997


                          INDEX



                                                  Page Number
Part I - Financial Information

Item 1.   Financial Statements:
          Consolidated Balance Sheets as of March 31, 1997
             and December 31,1996...........................    3


          Consolidated Statements of Income and
             Earnings Per Share for the three months ended
             March 31, 1997 and 1996.........................    4


          Consolidated Statement of Cash Flows for the three

             months ended March 31, 1997 and 1996..............  5


          Notes to Consolidated Financial Statements.........  6-7



Item 2.   Management's Discussion and Analysis or
             Plan of Operations.............................. 8-21

Part II - Other Information

Item 1.   Legal Proceedings.................................   N/A


Item 2.   Changes in Securities.............................   N/A


Item 3.   Defaults Upon Senior Securities....................  N/A


Item 4.   Submission of Matters to a Vote of Security

Holders.......................................   N/A

Item 5.   Other Information................................   N/A

Item 6.   Exhibits and Reports on Form 8-K.................   N/A


          Signatures..................................................    22

                      LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED BALANCE SHEET

                            (UNAUDITED)

                                            MARCH 31,         DECEMBER 31,
                                                     1997                  1996
                                                  (in thousands)
ASSETS
Cash and cash equivalents.....................          $ 8,565         15,971
Available-for-sale securities......................      61,061        60,399
Held-to-maturity securities (fair value of $57,250
   and $26,564 in 1997 and 1996, respectively)..    57,942        26,601
Loans and leases........................................191,392        186,494
Mortgage loans held for resale.......................        726            315
   Less unearned income and loan fees.............        (8,419)           (8,989)
   Less allowance for possible credit losses.......       (1,847)            (1,830)

     Net Loans and Leases......................    181,852         175,990
Premises and equipment, net.........................     10,061        10,005
Accrued interest receivable..........................    2,864          2,349
Foreclosed assets held for sale.......................     821             841
Other assets..........................................    5,332              5,750
     TOTAL ASSETS............................           $328,498       $297,906

LIABILITIES
Deposits:
   Noninterest-bearing................................... $31,522               $32,539
   Interest-bearing:
     Demand.........................................        26,958              27,070
     Savings.......................................... 38,692         37,713
     Time.............................................  115,077         115,634
     Time $100,000 and over....................          41,290       40,240

     Total Deposits.................................         253,539        253,196
Accrued interest payable...............................         2,348       2,416
Securities sold under agreements to repurchase...            300          300
Long-term debt..........................................      49,667       20,023
Other liabilities..........................................    1,132           799

     Total Liabilities..............................         306,986        276,734

STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares.....          --                  --
Common stock: Authorized, 5,000,000 shares of
  $.42 par value each; issued and outstanding
  1,771,328 shares in 1997 and 1,761,776 shares in 1996          744           740
Capital surplus...........................................    11,250         11,099
Retained earnings ......................................      10,001         9,572
Net unrealized gains (losses) on available-for-sale
  securities................................................    (483)         (239)

     Total Stockholders' Equity.................         21,512        21,172

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY.............                  $328,498            $297,906

The accompanying notes are an integral part of the consolidated financial statements.

                         LAKE ARIEL BANCORP, INC.
                                  CONSOLIDATED STATEMENT OF INCOME

                                (UNAUDITED)

                                                    MARCH 31,
                                            1997                     1996
                                         (in thousands except per share data)
INTEREST INCOME:
Loans and leases................................     $3,938                   $3,477
Investment Securities:
   Taxable.......................................      1,428                952
   Exempt from federal income taxes........         377                     241
   Dividends......................................         28                25
     Total Investment Securities Income.....      1,833                    1,218
Deposits in bank.................................     4                       1
Federal funds sold...............................    45                      44
    TOTAL INTEREST INCOME...........              5,820                    4,740

INTEREST EXPENSE:
Deposits............................................   2,386                  2,044
Long-term debt...................................   699                    300
Federal funds purchased........................            1                  2
Short-term borrowings..........................       6                       3
Securities sold under agreements to repurchase             4                        5
 TOTAL INTEREST EXPENSE..........                 3,096                    2,354

NET INTEREST INCOME..................             2,724                  2,386
PROVISION FOR POSSIBLE CREDIT LOSSES                 125                  115
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE CREDIT LOSSES....                 2,599              2,271
OTHER OPERATING INCOME:
Loan origination fees............................    34                          91
Customer service charges and fees...........      301                  288
Mortgage servicing fees........................         81                   85
Investment security gains (losses), net           (8)                  (48)
Gain (loss) on sale of loans, net..............        16                    19
Other income.....................................    188                     156
    TOTAL OTHER OPERATING INCOME                  612                   591

OTHER OPERATING EXPENSES:
Salaries and benefits............................ 1,076                    906
Occupancy expense.............................       354                   279
Equipment expense.............................       220                   198
Advertising.......................................  35                 47
Other expenses..................................   541                  524
     TOTAL OTHER OPERATING EXPENSES                2,226                  1,954

INCOME BEFORE PROVISION FOR INCOME TAXES             985                   908
PROVISION FOR INCOME TAXES....                  255                   205

NET INCOME.................................    $730                    $703

Earnings per share*:                         $0.41                      $0.40

Dividends per share:                         $0.17                        $0.15

Fully diluted weighted average number of shares outstanding*: 1,796         1,752

*Reflects adjustment for 5% stock dividend issued on October 1, 1996.
The accompanying notes are an integral part of the consolidated financial statements.

                         LAKE ARIEL BANCORP, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                (UNAUDITED)

                                        THREE MONTHS ENDED MARCH 31,

                                                 1997              1996
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................  $730           $703
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Provision for possible credit losses.................    125              115
     Depreciation, amortization and accretion...........      211              177
     (Increase) decrease in mortgage loans
         held for resale.................................... (411)    (2,816)
     Investment security (gains) losses, net.............       8           48
     (Gain) loss on sale of equipment....................      (5)          0
     (Increase) decrease in accrued interest receivable       (515)     (226)
     Increase (decrease) in accrued interest payable...        (68)       (63)
     (Increase) decrease in other assets..................    560               63
     Increase (decrease) in other liabilities..............     333         50

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES...........................               968       (1,949)

CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities.............................       1,186             203
    Purchases ............................................... (32,527)            (314)
  Available-for-sale securities:
    Proceeds from maturities ............................         942             4,202
    Proceeds from sales ..................................           0                 5,233
           Purchases .......................................  (2,000)          (22,063)
  Net (increase) decrease in loans and leases.........   (5,599)           (1,372)
  Purchases of premises and equipment...............           (266)
(95)
  Proceeds from sale of equipment.....................       5               0
  Proceeds from sale of foreclosed assets.............       43             0

  NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES.........................           (38,216)          (14,206)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits.................................       343           16,702
  Increase (decrease) in short-term borrowings.......                0               (2,500)
  Proceeds from long-term debt.........................        30,000                 0
  Principal payments on long-term debt...............            (356)                     0
  Proceeds from issuance of common stock..........                155        122
  Cash dividends...........................................       (300)               (249)

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES..................................      29,842           14,075
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (7,406)               (2,080)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD..........................          15,971           12,519
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........          $  8,565          $10,439

CASH PAID DURING THE YEAR FOR:
   Interest...................................................   $3,164              $2,128
   Income taxes............................................    $     0               $   250

The accompanying notes are an integral part of the consolidated financial statements.

                 LAKE ARIEL BANCORP,INC.
                        FORM 10-Q

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

     From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first quarters of 1997 and 1996.

     3.   INVESTMENT SECURITIES

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


     4.   RECLASSIFICATIONS

     Certain prior years amounts have been reclassified to conform to the 1997 reporting format.

     5. The financial information as of December 31, 1996 and for the interim periods ended March 31, 1997 and 1996 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

     6.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     There were no short-term borrowings at March 31, 1997.

     Long-term debt at March 31, 1997 consisted of the following:

     Unsecured notes, payable in the amount
     of $31,200 semiannually, maturing
     April 22, 1998....................................$     94,000
     Borrowings with The Federal Home Loan Bank of Pittsburgh
 .........................................................$49,573,000



Total....................................................$49,667,000

     Annual maturities of the long-term debt are as follows:
$2,038,100 in 1997; $2,818,100 in 1998; $12,971,900 in 1999;
$8,169,700 in 2000; $8,281,700 in 2001; $10,387,500 in 2002; and
$5,000,000 in 2005.

     The borrowings with the Federal Home Loan Bank of Pittsburgh
(FHLB) require the Company to maintain collateral with a fair value in an amount which approximates the total outstanding debt. In addition, the Company must maintain its membership with the FHLB.

                 LAKE ARIEL BANCORP, INC.
                        FORM 10-Q

     Part I - Financial Information (Cont'd)

     Item 2.  Management's Discussion and Analysis or Plan of
Operations:

     The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended March 31, 1997 and 1996. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

     NET INCOME

     Net income for the first three months of 1997 increased 4% compared to the same period in 1996. Net income was positively influenced by a 14% growth in net interest income after provision for possible credit losses and a 4% increase in other operating income, while overhead costs increased by 14%. The primary reason for the increase is the expenses associated with our three newest branch offices which opened in the fourth quarter of 1996.

     Profit performance for financial institutions is measured by the return on average assets (ROA) and the return on average equity
(ROE). On an annualized basis, the ROA was .90% in 1997 compared to 1.09% in 1996. The ROE was 13.70% for the first quarter of 1997 compared to 14.15% in 1996.

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

     In the first quarter of 1997 net interest income (tax equivalent basis) increased 16% over the same period in 1996, primarily due to the positive variance of income earned over interest paid. Average loans and leases grew by 17% or $27 million in the first quarter of 1997. Average commercial loans increased by 19%, real estate mortgage loans by 21% and consumer loans and lease financing by 5%. The increase in interest and fees on loans resulted from the growth in all loan categories. Commercial loan income increased by 12%, mortgage loan income grew by 17% and consumer loan and lease finance income increased by 6%.





     Investment securities income increased 51% and is directly attributable to higher volume levels and increased yields during the quarter. Tax exempt state and municipal securities income increased 56% due to higher volumes in tax-exempt securities. From a Federal income tax standpoint, a mid-1996 strategy of increased investments in tax-exempt securities provided more favorable returns than were available in taxable securities. U.S. government agencies income increased by 50% because of higher volume levels and increased yields. During the last half of 1996 and the first quarter of 1997 the Company purchased approximately $35 million of securities with funds borrowed from the FHLB. The strategy that was employed provided a yield pickup between the invested and borrowed funds. Gross unrealized gains on held to maturity securities were approximately $251 thousand while gross unrealized losses amounted to $943 thousand.

     Total interest expense increased by 32% in the first quarter of 1997 due to the higher levels of average interest-bearing deposit accounts and FHLB borrowings. Average time (certificates of deposit) deposits and rates on new borrowings from the FHLB contributed heavily to the growth. In aggregate, average savings and interest-bearing demand deposits currently represent 30% of interest-bearing deposits compared to 34% in March 1996. Total interest expense associated with these types of deposits decreased 37% or $185 thousand during the first quarter of 1997. Total average certificates of deposit increased 25%, but due to the repricing frequency of these deposits and the overall higher rates, interest expense on certificates of deposit increased by 34%. The
effect of the higher average rates resulted in a    4 basis point
increase in the cost of interest-bearing deposits, from 4.34% at March 1996 to 4.38% at March 1997.

     Average total borrowings were $45.3 million in the first quarter of 1997 compared to $20.2 million in the first quarter of 1996. At March 31, 1997, both short-term and long-term borrowings were used to fund earning asset growth.

     During the first quarter of 1997, the average yield on earning assets decreased by 7 basis points and cost of interest-bearing liabilities increased by 22 basis points. The net effect was a basis point decrease in the net interest margin from 4.26% in 1996 to 3.97% percent in 1997.

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

Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential                                                           (in thousands)



For three months ended March 31,  1997                           1996

                                   Interest                Interest
                       Average Annual Income/ Average Annual    Income/    Balance(1)Rate Expense Balance  Rate     Expense
Assets
Federal funds sold     $  2,987 6.11%     $ 45   $3,331  5.06%      $   42
Deposits in Federal Home Loan Bank3185.10%     4          142  5.65%           2
Investment Securities:
  U.S. government agencies     81,967 7.07% 1,428       58,588 6.52%         952
  State and municipal (2)      28,350 8.17%       571   17,505 8.36%         365
  Other securities        2,523 4.50%    28        1,368 7.33%          25

   Total Investment Securities 112,840 7.29% 2,027  77,461 6.95%        1,342
Loans and Leases:
  Commercial, financial and
    industrial           56,235 9.26%    1,284     47,139 9.57%      1,125
  Real estate-construction
    and mortgage         89,024 8.04%    1,764     73,341 8.27%      1,513
  Installment loans to
    individuals (3)      34,768 9.77%       838    33,537 9.51%        795
  Lease financing (3)     2,165 10.30%    55    1,613   10.94%        44

    Total Loans and Leases   182,192   8.77%  3,941 155,630   8.96%      3,477
Total Earning Assets   298,337 8.18%   6,017  236,564   8.25%      4,863
Cash and due from banks         8,506   --   --    9,980     --         --
Premises and equipment, net 10,021    --   --        7,723     --         --
Other, less allowance for possible credit losses
  and loan fees           5,989  --    --          4,293  --            --


Total Assets                $322,853 7.56%  $6,017 $258,560  7.54%      $4,863


Liabilities and Stockholders' Equity
Interest-Bearing Deposits:
  Demand               $ 27,742 1.94% $  133 $ 25,053    2.03%    $   127
  Savings                37,621 2.03%       188   39,188   3.88%        379
  Time                  114,785 5.25%     1,487   96,370   4.97%      1,193
  Time over $100,000     40,679 5.76%    578    28,221   4.90%        345


    Total Interest-Bearing
      Deposits          220,827 4.38%  2,386   188,832   4.34%      2,044
Short-term borrowings        75 5.41%         1    4,670    5.50%        64
Securities sold under agreements
  to repurchase           300       5.41%            4           400    5.01%         5
Long-term debt         44,949       6.36%           705  15,156    6.38%        241
  Total Interest-Bearing
    Liabilities            266,151  4.72%         3,096  209,058    4.52%     2,354
Noninterest-bearing demand
    deposits                32,007     --          --    26,617       --      --
Other liabilities       3,387         --     --       2,966       --       --


Total Liabilities      301,545  4.16%      3,096   238,641   3.96%    2,354
Stockholders' equity    21,308    --      --     19,919    --         --


Total Liabilities and Stockholders'
  Equity                   $322,853 3.89%    $3,096 $258,560   3.65%   $2,354

Margin Analysis
   Interest income/earning assets   8.18%   $6,017          8.25%  $4,863
   Interest expense/earning assets  4.21%         3,096           3.99%   2,354

   Net interest income/earning assets 3.97% $2,921             4.26%   $2,509

   (Percentages may not add due to rounding.)
(1) Average balances have been computed using daily balances.
    Nonaccrual loans are included in loan balances.
(2) Interest and yield are presented on a tax equivalent basis using 34% for each period.
(3) Installment loans and leases are presented net of unearned interest.

Rate/Volume Variance Analysis Calculation
                                        1997 Compared to 1996 (4)

                             Total             Caused by
                             Variance     Rate
Volume
Interest Income:
Federal funds sold           $  3        $  8              ($5)
Deposits in Federal Home Loan Bank2              0                    2
Investment Securities:
  U.S. government agencies    476          83                 393
  State and municipal          206        (10)                216
  Other securities               3            (13)                16

    Total Investment Securities      685                60                 625
Loans and Leases:
  Commercial, financial and
     industrial              159            (40)                 199
  Real estate-construction and
    mortgage                    251                    (48)            299
  Installment loans to individuals     43                      18            25
  Lease financing                11                 (3)            14
    Total Loans and Leases            464                     (73)           537

Total Earning Assets         1,154                 (5)         1,159

Interest Expense:
Interest-bearing deposits
  Demand                         6                      (6)            12
  Savings                      (191)            (176)         (15)
  Time                          294                      70            224
  Time over $100,000             233               67          166

    Total Interest-Bearing Deposits   342                      (45)           387
Short-term borrowings            (63)              (1)        (62)
Securities sold under agreements
  to repurchase                    (1)              0          (1)
Long-term debt                   464               (1)         465

Total Interest-Bearing Liabilities     742              (47)         789

Net Interest Income Variances      $  412                      $42         $370


(4) The portion of the total change attributable to volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.
/TABLE

OTHER OPERATING INCOME

         Other operating income, during the first three months of 1997, increased 4% from the same period in 1996. Loan origination fees decreased by over 60% and mortgage servicing fee income decreased by 5% when compared to the first quarter of 1996.
These fees are directly influenced by the volume of loans that are sold in the secondary market. Gains or losses on sales of mortgage loans occur when the coupon rates on mortgage loans exceed or fall short of the yields required by the purchasers. The net gain recorded in 1997 and in 1996 is indicative of the changing market conditions during the periods in which the sales occurred.

         Customer service charges and fees, which include fees on demand deposit accounts, item processing and return items, increased 5% in the first quarter of 1997. The increase is directly related to the growth in the number of both consumer and business demand deposits and the fees associated with each type of account.

         Other income increased by 21% in the first quarter of 1997 compared to the same period in 1996.
Included in other income are earnings on director's life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space, and other general service fees.

         There was no trading account activity during the first quarters of 1997 and 1996.

OTHER OPERATING EXPENSES

         For the first three months of 1997, total other operating expenses increased 14% over the same period in 1996. Salaries and benefits, which represent one of the most significant portions of operating expenses, increased by 19% in the first quarter of 1997 compared to 1996. The increase is due to the additional number of employees in the three newest branch offices which opened in the fourth quarter of 1996, merit increases and the added costs associated with health care insurance and other benefits which are provided by the Company.
Occupancy expense increased by 27% in 1997 compared to the same period in 1996. Equipment expense increased by 11% in 1997 compared to the first quarter of 1996. Besides the increased cost of computer equipment and related software costs, the increase in both of these expenses is directly related to the overall increases in overhead expenses at all branch offices plus the costs associated with opening and operating the three newest branch offices. Other expenses increased by 3% over the same period in 1996 and include such costs as legal fees, professional and audit fees and other general operating expenses.

INCOME TAXES

         The provision for income taxes as of March
1997 increased by 25% in the first quarter of 1997 compared to the same period in 1996. The increase is primarily attributable to the increase in pre-tax income in addition to changes in the amount of tax-free and nondeductible items. The effective tax rate for the first quarter of 1997 was 26% as compared to 23% for the same period in 1996.




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

         At March 31, 1997 the amount charged to
operating expense for the provision for possible credit losses was $125 thousand compared to $115 thousand at March 31, 1996. The provision represents management's assessment of the risks inherent in the loan and lease portfolio while providing amounts necessary to cover charge-offs. The allowance for possible credit losses as a percent of total loans was 1.01% at March 31, 1997 compared to 1.10% at March 31, 1996.

FINANCIAL CONDITION

         At March 31, 1997, the Company's total
assets were $328.5 million, representing an increase of $30.6 million or 8% from the December 31, 1996 balance of $297.9 million. The increase in assets is primarily attributable to a $32 million growth in investment securities and $6 million increase in net loans and leases.

         Investment securities increased 37% from $87 million at December 31, 1996, to $119 million at March 31, 1997. The net increase of $32 million was attributable to a strategic plan implemented in January, 1997 whereby the Company borrowed $25 million from the FHLB and invested in a combination of various fixed and variable rate investments.

        Total net loans and leases increased by $6
million from $176 million at year end 1996, to $182 million at March 31, 1997. The increase in net loans and leases resulted from the Company's long-term borrowings and increased marketing efforts. Mortgage loans increased by $2 million or 2% at March 31, 1997. Mortgage loans held for resale increased to $700 thousand at March 31, 1997 from $300 thousand at December 31, 1996. Consumer loans decreased by $1 million or 3%. Commercial loans increased $5 million or 9% at March 31, 1997. Commercial loans consist of loans made to small businesses within the Company's market area and are generally secured by real estate and other assets of the borrowers.









        Total deposits increased $300 thousand or 8%
from $253.2 million at year-end 1996 to $253.5 million at March 31, 1997. Noninterest-bearing demand deposits decreased $1 million during the first quarter of 1997. In aggregate, savings accounts and interest-bearing demand deposits increased by $1 million or 1% during the period. As a percentage of total deposits, savings and interest-bearing demand deposits represented 26% at both March 31, 1997, and at year-end 1996. These deposits typically pay the lowest rate of interest. Over the past year, as investment rates continued their upward trend, savings and interest-bearing demand deposits became less attractive to consumers because of their lower rates offered as compared to other short-term deposit products. Time deposits, which include certificates of deposit in denominations of $100 thousand or more, increased $500 thousand or less than 1% during the period. There were no brokered deposits within the Company's deposit base at March 31, 1997.
         The Company considers its current deposit base to be stable and generally consumer in nature.
The deposit mix is, in general, equally distributed among all products without any significant concentrations.

NONPERFORMING ASSETS

         Nonperforming assets include nonperforming loans and foreclosed real estate held for sale.
Nonperforming loans consist of loans where the principal, interest, or both is 90 or more days past due and loans that have been placed on nonaccrual.
When loans are placed on nonaccrual, income from the current period is reversed from current earnings and interest from prior periods is charged to the allowance for possible credit losses. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on nonaccrual if the collateral is sufficient to recover the principal. The following table represents nonperforming assets of the Company at March 31, 1997 and 1996.

                                   March 31,
                             1997       1996
                             (in thousands)

Loans past due 90 days or
more........................... $1,245    $1,205
Impaired loans on nonaccrual
status..........................   814      990
Other Nonaccrual loans.........     74         472

  Total nonperforming
loans...........................  2,133      2,667


Foreclosed assets held for
sale..........................      821        186

  Total nonperforming
assets............................. $2,954    $2,853


Nonperforming loans as a percent
  of loans.......................   1.16%      1.69%


Nonperforming assets as a percent
  assets.........................    .90%      1.07%







         Nonperforming assets at March 31, 1997
increased $101 thousand compared to the same period in 1996. Nonaccrual loans decreased $574 thousand at March 31, 1997 compared to the same period in 1996.
Real estate loans represent $122 thousand of nonaccrual loans while loans to commercial borrowers represent the remaining $766 thousand balance.
Generally, commercial loans are secured by real estate and other assets of the borrowers. No material losses are expected from legal proceedings on nonaccrual loans.

         Loans past due 90 days or more increased $40 thousand from 1996 levels. Of the delinquent loans, 81.5% are real estate secured, 18.2% are consumer installment and .3% are loans to commercial borrowers. At quarterly loan review meetings, management reviews the status of these loans with regard to legal proceedings and collection efforts.

         Foreclosed assets held for sale increased
$635 thousand compared to the first quarter of 1996.
The Company expects the sales of the properties to be completed during the second quarter of 1997.

POTENTIAL PROBLEM LOANS

         At March 31, 1996, the Company had
approximately $1,147,000 of problem loans which were not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at March 31, 1997.

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

         At March 31, 1997, the Company maintained
$8.6 million in cash and cash equivalents (including
Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $700 thousand of mortgage loans held for resale and $61 million in available-for-sale securities. This combined total of $70.3 million represented 21% of total assets at March 31, 1997.
The Company believes that its liquidity is adequate.


         The Company considers its primary source of liquidity to be its core deposit base. This funding source had grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices.
At March 31, 1997, approximately 77% of the Company's assets were funded by core deposits acquired within its market area. An additional 6.5% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash provided by operating activities was $1 million at March 31, 1997, as compared to net cash used in operating activities of $1.9 million for the comparable period in 1996. This $2.9 million increase is primarily related to a net $2.4 million decrease in mortgage loans held for resale. Net cash used in investing activities increased $24 million in 1997, primarily attributable to purchases of investment securities. Net cash provided by financing activities increased $16 million from 1996.
A net increase in FHLB borrowings of $30 million was used to fund investment purchases. A net decrease in the growth of deposits of $16 million was the other major component impacting funds provided by investing activities.

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

         At March 31, 1997, the Company maintained a
one year cumulative GAP of negative     $14.2 million
or 4.32% of total assets. The effect of this GAP position provided a negative mismatch of assets and liabilities which can expose the Company to interest rate risk during a period of rising interest rates.





        The following table sets forth the Company's interest sensitivity gap position as of March 31, 1997. Included in loans, in the over one year period, are $726 thousand of residential mortgages that can be sold in the secondary market.

               3 months   3 through  1 through  Over      Total
              or less    12 months   3 years  3 years
                                      (in thousands)

Cash and Cash Equivalents  $7,115   $   -        $   -   $   - $  7,115
Investment securities(1)(2)31,469   14,033    14,013 61,669 121,184
Loans(2)                45,440    25,920   39,680 70,728  181,768
Fixed and Other Assets       -           -          -    19,381  19,381
  Total                $84,024  $39,953 $53,693 $151,778 $329,448

Non interest-bearing
  transaction deposits(2)$7,888 $   -  $  7,887  15,774  $ 31,549
Interest-bearing
  transaction deposits (2) -     5,192  19,177   41,283    65,652
Time                     29,012 44,003  21,551   20,510   115,076
Time over $100,000       20,785 15,855   2,382    2,267   41,289
Repurchase agreements     300       -      -         -       300
Short-term borrowings     695    1,992    -           -    2,687
Long-term debt           10,668  1,818  14,848   19,647   46,981
Other Liabilities          -       -      -       3,919     3,919
  Total                $69,348  $68,860 $65,845 $103,400 $307,453


Interest Sensitivity
  Gap                 $14,676 $(28,907)$(12,152)$48,378

Cumulative Gap        $14,676 $(14,231)$(26,383)$21,995
Cumulative Gap to
  Total Assets          4.45%  (4.33)%  (8.03)%  6.70%

(1) Gross of unrealized gains/losses on available for sale securities.

(2) Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization.
For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflecting historical experience as well as management's knowledge and experience of its loan products.

(3) The Company's demand and savings accounts were generally subject to immediate withdrawal. However, management considered a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the FDICIA 305 recommended maturity distribution limits for non-maturing deposits.



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

         An important indicator in the banking
industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at March 31, 1997 was 8.03% compared to 7.38% at March 31, 1996. For 1997 and 1996, the ratios were well above minimum regulatory guidelines.

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

         Primary capital................... $ 21,995
         Intangible assets................      (666)

         Tier I Capital..................... $21,329

         Tier II Capital....................    1,781

         Total Risk-Based Capital.........  $ 23,110

         Total Risk-Weighted Assets......... $185,749


         Tier I Ratio........................  11.48%


         Risk-Based Capital Ratio...........   12.44%


FACTORS THAT MAY AFFECT FUTURE RESULTS

         General - Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the control of the Company and its Bank subsidiary may adversely affect the future results of operations of the Company and its Bank subsidiary. Management does not expect any one particular factor to affect the Bank subsidiary's results of operations. A downward trend in several areas, however, including real estate, construction and consumer spending, could have an adverse impact on the Bank subsidiary's ability to maintain or increase profitability.
Therefore, there is no assurance that the Company and its Bank subsidiary will be able to continue their rates of income and growth. See "Allowance for Possible Credit Losses."

         Interest Rates - The Company's earnings
depend, to a large extent, upon net interest income, which is primarily influenced by the relationship between its cost of funds (deposits and borrowings) and the yield on its interest-earning assets (loans and investments). This relationship, known as the net interest spread, is subject to fluctuate and is affected by regulatory, economic and competitive factors which influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of its interest rate risk management strategy, management seeks to control its exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities. Through is asset/liability committee, the Company continually monitors interest rate sensitivity of its earning assets and interest-bearing liabilities to minimize any adverse effects of future earnings.

         As of March 31, 1997, total interest-earning assets maturing or repricing within one year were less than total interest-bearing liabilities maturing or repricing in the same period by $14.2 million, representing a cumulative one-year interest rate sensitivity gap as a percentage of total assets of negative 4.32%. This condition suggests that the yield on the Company's interest-earning assets should adjust to changes in market interest rates at a slower rate than the cost of the Company's interest-bearing liabilities. Consequently, the Company's net interest income could decrease during periods of rising interest rates. See "Interest Rate
Sensitivity."

         Adequacy of Allowance for Possible Credit
Losses - In originating loans, there is a likelihood that some credit losses will occur. The risk of loss varies with, among other things, general economic conditions, the type of loan being made, the credit-worthiness and debt servicing capacity of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral securing the loan. Management maintains an allowance for possible credit losses based on, among other things, historical loan loss experience, known inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and an evaluation of current economic conditions. Management currently believes that the allowance for possible credit losses is adequate, but that there can be no assurance the nonperforming loans will not increase in the future.




         Local Economic Conditions - The success of the Company is dependent, to a certain extent, upon the general economic conditions in the geographic market served by the Bank subsidiary. Although the Company expects that economic conditions will continue to be favorable in this market, no assurance can be given that these economic conditions will continue. Adverse changes in economic conditions in the geographic market that the Bank subsidiary serves would likely impair the Bank subsidiary's ability to collect loans and could otherwise have a material adverse effect on the consolidated results of operations and financial condition of the Company.

         Competition - The Banking industry is highly competitive, with rapid changes in product delivery systems and in consolidation of service providers.
Many of the Company's competitors are bigger than the Company in terms of assets and have substantially greater technical, marketing and financial resources.
Because of their size, many of these competitors can (and do) offer products and services that the Company does not offer. The Company is constantly striving to meet the convenience and needs of its customers and to enlarge its customer base. No assurance can be given that these efforts will be successful in maintaining and expanding the Company's customer base.

FUTURE OUTLOOK

         In 1995, rates began moving steadily upward as the Federal Reserve System tightened its monetary policy. In early 1995, rates rose and continued rising through the middle of the year, with the national prime rate peaking at 9.00%. The national prime rate fell to 8.50% at December 31, 1995, falling again to 8.25% in February, 1996, where it remained at December 31, 1996. In March, 1997, the national prime rate increased to 8.50% in an effort by the Federal Reserve System to steer the U.S.
economy away from inflationary tendencies. Of course, management and the Board of Directors do not have the ability to determine if another rate increase will occur; however, it is felt that the Company is very well positioned to meet the challenges and effects of a rising interest rate environment. The Company's commitment to remaining a community-based organization is strong and the intention is to recognize steady growth in its consumer, mortgage and commercial loan portfolios while obtaining and maintaining a strong core deposit base.

         The banking and financial services
industries are every-changing. At the time of this writing, the Company was not aware of any pending pronouncements that would have a material impact on the results of operations.

         Beginning September, 1995, bank holding
companies may acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in June, 1997. Predictions are that consolidation will occur as the banking industry strives for greater cost efficiencies and market share. Management believes that such consolidation may enhance its competitive position as a community bank.

         A normal examination of the Bank by the
Office of the Comptroller of the Currency in 1996 resulted in no significant findings and no impact is anticipated on current or future operations.



         The FDIC Board of Directors voted on
November 26, 1996, to retain the existing Bank
Insurance Fund (BIF) assessment schedule of 0 to 27 basis points (annual rates) for the first semiannual period of 1997, and to collect an assessment against BIF - assessable deposits to be paid to the Financing
Corporation (FICO). In addition, the Board eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996.

         The Bank's current and future FDIC BIF
assessment is expected to be $0; however, the FICO assessment for 1997 is expected to be approximately
$30,000.

         Our twelfth branch in Lake Wallenpaupack
(Pike County) opened in November, 1996. In addition, we acquired the real estate and deposit customer lists of the Milford (Pike County) and Mountainhome
(Monroe County) branches of PNC Bank. These branches opened in December of this year. The expected amortization of the customer lists is $100,000 for 1997.

         Management is hopeful that the newest
additional banking offices will continue to expand the Company's deposit base by attracting new depositors, while providing quality service to both new and existing customers. The initial costs associated with the branch openings, such as salaries and benefits, advertising, overhead expenses and marketing will have a negative impact on the Company's earnings until the growth in deposits reaches a level to offset these expenses.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of
Regulation S-K

         Exhibit Number       Description of Exhibit
               2                         None
               4                         None
              11                         None
              15                         None
              18                         None
              19                         None
              20                         None
              23                         None
              24                         None
              25                         None
              28                         None

         (b) Reports on /Form 8-K

         The Registrant has filed no reports on Form
8-K for the quarter ended March 31, 1997.




                      SIGNATURES


         Pursuant to the requirements of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       LAKE ARIEL BANCORP, INC.

Date May 7, 1997       By
                         John G. Martines
                         CHIEF EXECUTIVE OFFICER




                       Joseph J. Earyes, CPA
                        VICE PRESIDENT AND TREASURER