Form 10-K/A
period 1996-12-31
LAKE ARIEL BANCORP INC
filed 1997-07-11
CIK 723878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


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

                                  Page 1 of 40
                            Exhibit Index on Page 36

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-K/A

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

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Lake Ariel Bancorp, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Lake Ariel Bancorp, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Ariel Bancorp, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Parente, Randolph, Orlando, Carey & Associates


Wilkes-Barre, Pennsylvania
January 24, 1997