Form 10-Q
period 1997-06-30
LAKE ARIEL BANCORP INC
filed 1997-08-13
CIK 723878

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,775,555 shares of common stock, par value
$.42 per share, as of June 30, 1997.

            LAKE ARIEL BANCORP, INC.
                    FORM 10-Q
     FOR THE SIX MONTHS ENDED JUNE 30, 1997


                      INDEX



                 Page Number
Part I - Financial Information

Item 1.   Financial Statements:
     Consolidated Balance Sheets as of June 30, 1997
      and December 31, 1996                  3

      Consolidated Statement of Income for the three and
      six months ended June 30, 1997 and 1996       4

      Earnings Per Share for the three and six month
      periods ended June 30, 1997 and 1996          4

      Consolidated Statement of Cash Flows for the six
       months ended June 30, 1997 and 1996           5

     Notes to Consolidated Financial Statements        6-7


Item 2.   Management's Discussion and Analysis or

         Plan of Operations                       8-22

Part II - Other Information

Item 1.   Legal Proceedings                       N/A

Item 2.   Changes in Securities                    N/A

Item 3.   Defaults Upon Senior Securities         N/A

Item 4.   Submission of Matters to a Vote of Security
              Holders                             N/A

Item 5.   Other Information                       N/A

Item 6.   Exhibits and Reports on Form 8-K        22

          Signatures                              23

            LAKE ARIEL BANCORP, INC.
           CONSOLIDATED BALANCE SHEET
                   (UNAUDITED)

                         JUNE 30,  DECEMBER 31,
                         1997           1996
                       (in thousands)     (in thousands)
ASSETS

Cash and cash equivalents     $14,013        $15,971
Federal funds sold            4,350          --
   Total cash and cash
     equivalents              18,363         15,971

Available-for-sale
     securities. . .          55,499         60,399
Held-to-maturity securities
(fair value of $57,856
and $26,564, respectively)    57,604         26,601
Loans and leases              197,468        186,494
Mortgage loans held for
     resale . . . . . .       997            315
   Less unearned income
     and loan fees. . .       (7,887)        (8,989)
   Less allowance for
    possible credit losses    (1,922)        (1,830)

     Net Loans . . . .        188,656        175,990
Premises and equipment, net.  9,961          10,005
Accrued interest receivable.  2,787          2,349
Foreclosed assets held for
   sale.                      920            841
Other assets                  10,247         5,750


     TOTAL ASSETS. .          $  344,037     $ 297,906

LIABILITIES
Deposits:
   Noninterest-bearing .      $   34,992     $  32,539
   Interest-bearing:
       Demand. . . . . . .    31,384         27,070
       Savings . . . . .      39,231         37,713
       Time            .      125,125        115,634
       Time $100,000 and
         over. . .            38,379         40.240
       Total Deposits.        269,111        253,196

Accrued interest payable      2,361          2,416
Securities sold under
      agreements to
     repurchase               300            300
Short-term borrowings
                              --              --
Long-term debt .              49,000         20,023
Other liabilities. . .        1,007          799
     Total Liabilities        321,779        276,734

STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of

  $1.25 par value each;
  no outstanding shares        ---            ---
Common stock: Authorized, 5,000,000 shares of
  $.42 par value each; issued and outstanding
  1,775,555 shares in 1997 and
  1,761,776 in 1996           746             740
Capital surplus.              11,331         11,099
Retained earnings. . .        10,507         9,572
Net unrealized securities gains
  (losses) onavailable-for-
   sale securities           (326)           (239)

     Total Stockholders'
       Equity. .              22,258         21,172
     Total Liabilities and
       Stockholders'  Equity  $ 344,037      $ 297,906

The accompanying notes are an integral part of the consolidated financial statements.

            LAKE ARIEL BANCORP, INC.
        CONSOLIDATED STATEMENT OF INCOME
                   (UNAUDITED)

                 SIX MONTHS ENDED  THREE MONTHS ENDED
                      JUNE 30,        JUNE 30,
               1997        1996         1997       1996
                   (in thousands except per share data)
INTEREST INCOME:
Loans and leases    $ 8,039   $7,016    $4,101    $3,539
Investment Securities
    Taxable         2,863     2,093     1,435     1,141
    Exempt from federal
     income taxes   778       509       401       268
    Dividends..     63        41        35        16
       Total Investment Securities
     Income         3,704     2,643     1,871     1,425
Deposits in banks   5         3         1         2
Federal funds
    sold            121       85        76        41
       TOTAL INTEREST
       INCOME       11,869    9,747     6,049     5,007

INTEREST EXPENSE:
Deposits            4,886     4,264     2,500     2,220
Long-term debt      1,487     488       788       244
Federal funds
  purchased         10        4         9         2
Short-term
  borrowings        14        93        8         34
Securities sold
  under agreements to
   repurchase       7         10        3         5
      TOTAL INTEREST
         EXPENSE.   6,404     4,859     3,308     2,505

NET INTEREST
  INCOME            5,465     4,888     2,741     2,502
PROVISION FOR POSSIBLE
  CREDIT LOSSES     380       250       255       135
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE CREDIT
  LOSSES.           5,085     4,638     2,486     2,367

OTHER OPERATING INCOME:
Loan origination
  fees              149       147       115       56
Customer service
charges and fees    601       606       300       318
Mortgage servicing
  fees              168       167       87        82
Gain (loss) on
 available-for-sale
  securities        (9)       (47)      (1)       1
Gain (loss) on sale
  of loans, net     122       59        106       40
Other income        396       307       208       151
       TOTAL OTHER OPERATING
        INCOME      1,427     1,239     815       648

OTHER OPERATING EXPENSES:
Salaries and
  benefits          2,050     1,761     974       855
Occupancy expense   671       540       317       261
Equipment expense   443       414       223       216
Advertising         128       147       93        100
Other expenses      1,169     999       628       475
       TOTAL OTHER OPERATING
        EXPENSES    4,461     3,861     2,235     1,907

INCOME BEFORE PROVISION FOR
 INCOME TAXES       2,051     2,016     1,066     1,108
PROVISION FOR INCOME
     TAXES          515       515       260       310
NET INCOME          $1,536    $ 1,501   $  806    $  798

Earnings per
  share*:           $ 0.85    $  0.85   $ 0.45    $ 0.45
Dividends per
  share:            $ 0.34    $  0.31   $ 0.17    $ 0.16
Weighted average no. of shares
outstanding*:       1,798     1,761     1,798     1,761

*Reflects adjustment for 5% stock dividend issued on October
1, 1996.
The accompanying notes are an integral part of the consolidated financial statements.

             LAKE ARIEL BANCORP, INC.
      CONSOLIDATED STATEMENT OF CASH FLOWS
                   (UNAUDITED)
                        SIX MONTHS ENDED JUNE 30,
                          1997            1996
                         (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income             $1,536         $1,501
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Provision for possible
     credit losses       371            250
       Depreciation, amortiz-
     ation and accretion 429            358
     (Increase) decrease in
     mortgage loans held
     for resale          (682)          1,969
     Investment security
     (gains) losses, net 9              47
     Loss on sale of fore-
     closed assets       104            43
     (Gain) loss on sale
     of equipment        (5)            --
     (Increase) decrease in
     accrued interest
     receivable          (438)          (348)
     Increase (decrease) in
     accrued interest
      payable            (55)           206
     (Increase) decrease in
     other assets        (4,663)        24
     Increase (decrease) in
     other liabilities   208            (127)

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES (3,186)         3,923

CASH FLOWS FROM INVESTING ACTIVITIES

  Held-to-maturity securities:
     Proceeds from
     maturities          1,524         353
     Purchases           (32,527)      (3,516)
  Available-for-sale securities:
    Proceeds from
    maturities           1,716           6,358
    Proceeds from sales  5,742          12,935
    Purchases            (2,491)        (36,037)
  Net (increase) decrease in
     loans and leases    (12,650)       (11,769)
  Purchases of premises
     and equipment       (382)          (143)
  Proceeds from sale of
     equipment           5               --
  Proceeds from sale of
     foreclosed assets  112             13
  NET CASH PROVIDED BY
     (USED IN)INVESTING
     ACTIVITIES         (38,951)        (31,806)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in
   deposits              15,915         30,524
  Increase (decrease) in
     short-term borrowings              (2,500)
  Increase (decrease) in securities sold under
    agreements to
    repurchase            --            (100)
  Proceeds from long-term
     debt                30,000          --
  Principal payments on long-
     term debt           (1,023)        (31)
  Proceeds from issuance of
     common stock        238            175
  Cash dividends         (601)          (516)

 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES 44,529          27,552
INCREASE (DECREASE) IN CASH & CASH
   EQUIVALENTS          2,392           (331)
CASH & CASH EQUIVALENTS AT
   BEGINNING OF PERIOD  15,971          12,519
CASH & CASH EQUIVALENTS AT  END OF
   PERIOD                $18,363        $12,188
CASH PAID DURING THE YEAR FOR:
 Interest                $ 6,459        $4,653
   Income taxes.         $ 387          $525

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

     From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first six months of 1997 or 1996.

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

4.   RECLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform to the 1997 reporting format.

5. The financial information as of December 31, 1996 and for the interim periods ended June 30, 1997 and 1996 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

6.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     There were no short-term borrowings at June 30, 1997.

     Long-term debt at June 30, 1997 consisted of the following:

     Unsecured notes, payable in the amount
     of $31,200 semiannually, maturing
     April 22,1998................      $ 62,000


     Borrowings with The Federal Home Loan
     Bank.....................          48,938,000

     Total                              $ 49,000,000

     Annual maturities of the long-term debt are as follows:
$1,371,100 in 1997; $2,818,100 in 1998; $12,971,900 in 1999;
$8,169,700 in 2000; $8,281,700 in 2001; $10,387,500 in 2002;
$5,000,000 in 2005.

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

             LAKE ARIEL BANCORP, INC.
                    FORM 10-Q

Part I -  Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis or Plan of
           Operations:

     The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended June 30, 1997 and 1996. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

     NET INCOME

     Net income for the first six months of 1997 increased 2% compared to the same period in 1996. Net income was positively influenced by a 10% growth in net interest income after provision for possible credit losses and a 15% growth in other operating income. However, overhead costs increased by 16%, greatly impacted by the opening of our three newest branch offices in the fourth quarter of 1996.

     Profit performance for financial institutions is measured by the return on average assets (ROA) and the return on average equity (ROE). On an annualized basis, the ROA was .93% in 1997 compared to 1.13% in 1996. The ROE was 14.33% for the first six months of 1997 compared to 15.16% in 1996.

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

     In the first six months of 1997 net interest income (tax equivalent basis) increased 15% over the same period in 1996 primarily due to the increased volume of and returns on earning assets. Total average earning assets were $59 million greater at June 30, 1997 compared to the same period in 1996. Average loans and leases grew by 17% or $27 million in the first six months of 1997. Average commercial loans increased by 24%, real estate mortgage loans by 19% and consumer loans and lease financing by 3%. The increase in volume of loans resulted in a 15% growth in loan interest income. Commercial loan income increased by 20%, mortgage loan income grew by 15% and consumer loan income increased by 8%.

     Investment securities income increased 41% and is
directly attributable to higher volume levels and increased
yields during the quarter.  Tax exempt state and municipal
securities income increased 53% due to higher volumes in
tax-exempt securities.  From a Federal income tax
standpoint, a mid-1996 strategy of increased investments in
tax-exempt securities provided more favorable returns than
were available in taxable securities.  U.S. government
agencies income increased by 37% because of higher volume
levels and increased yields.  During the last half of 1996
and the first half of 1997 the Company purchased
approximately $35 million of securities with funds
borrowed from the FHLB.   The strategy that was employed
provided a yield pickup between the invested and borrowed funds. Gross unrealized gains on held to maturity securities were approximately $438 thousand while gross unrealized losses amounted to $185 thousand.

     Total interest expense increased 15% or $636 thousand in the first six months of 1997 due to the higher levels of average interest-bearing deposit accounts. Average time (certificates of deposit) deposits contributed to the growth. In aggregate, average savings and interest-bearing deposits currently represent 30% of interest-bearing deposits compared to 33% in June, 1996. Total interest expense associated with these types of deposits decreased
$4 thousand during the second quarter of 1997. Total average certificates of deposit increased 19%; due to the repricing frequency of these deposits and rate changes, interest expense increased by 18%. The effect of higher average rates resulted in a basis point increase in the cost of interest-bearing deposits, from 4.36% at June, 1996 to 4.39% at June, 1997.

     Average total borrowings were $48 million in the second quarter of 1997 compared to $19 million in the second quarter of 1996. At June 30, 1997, both short-term and long-term borrowings were used to fund earning asset growth.

     During the first six months of 1997, the average yield on earning assets decreased by 8 basis points and cost of interest-bearing liabilities increased by 25 basis points. The net effect was a 33 basis point decrease in the net interest margin from 4.20% in 1996 to 3.87% percent in 1997.


     The following table provides an analysis of changes in net interest income with regard to volume, rate and yields of interest-bearing assets and liabilities based on month-end average balances for each period. Components of interest income and expense are presented on a tax equivalent basis using the federal income tax rate of 34% for each period.


Distribution of Assets, Liabilities and Stockholders' Equity

Interest Rates and Interest Differential
(in thousands)



For six months ended June  30,         1997                      1996

                                        Interest                 Interest
                  Average     Annual    Income/   Average   Annual  Income/
                  Balance (1) Rate      Expense   Balance   Rate    Expense
Assets
Federal funds
  sold             $4,223    5.75%        $121      $2,822      6.04%   $ 85
Deposits in Federal
  Home Loan        226       4.44%        5         124         4.85%   3
Investment Securities:
  U.S. government
  agencies         81,783    7.02%        2,863     62,568       6.71%  2,093
  State and
   municipal (2)   29,197    8.10%        1,179     18,606       8.31%  771
Other securities   2,753     4.59%        63        1,417        5.80%  41

 Total Securities  113,733   7.24%        4,105     82,591       7.05%  2,905
Loans and Leases:
  Commercial, financial
   and industrial  58,630    9.25%        2,703     47,398       9.51%  2,247
  Real estate-construction
    and mortgage   90,004    7.89%        3,543     75,821       8.15%  3,083
  Installment loans to
    individuals
    (3)            34,591    9.62%        1,659     33,953       9.26%  1,567
  Lease financing
    (3)            2,433     11.05%       134       1,940        9.51%  92

     Total Loans and
        Leases     185,658   8.68%        8,039     159,112      8.81%  6,989

Total earning
     assets        303,840   8.10%        12,270    244,649      8.18%  9,982
Cash and due from
     banks         9,330     --           --        10,579       --     --
Premises and
     equipment     10,006    --           --        7,695        --     --
Other, less allowance for credit losses
  and loan fees    6,953     --           --        3,736         --     --


Total Assets       $330,129  7.45%        $12,270   $266,659     7.51%   $9,982

Liabilities and Stockholders' Equity

Interest-Bearing Deposits:
  Demand            $28,428   2.07%       $293      $24,841      2.03%   $251
  Savings           37,903    2.02%       381       39,059       2.19%   427
  Time              117,846   5.36%       3,151     101,469      5.71%   2,889
  Time over
   $100,000         39,912    5.40%       1,075     30,674       4.56%   697

    Total Interest-Bearing
        Deposits    224,089   4.39%       4,900     196,043      4.36%   4,264
Federal Funds
     Purchased      174       5.76%       5         149          5.38%   4
Short-term
     borrowings     173       5.80%       5         3,786        4.93%   93
Long-term debt      47,098    6.33%       1,487     15,143       6.46%   488
Securities sold under
    agreements to
     repurchase     300       4.68%       7         371          5.41%   10

    Total Interest-Bearing
      Liabilities   271,834   4.74%       6,404     215,492      4.53%   4.859
Demand - noninterest -
       bearing      33,40     --          --        27,650       --      --
Other liabilities   3,449     --          --        3,112        --      --


Total Liabilities   308,684   4.17%       6,404     246,254      3.97%   4,859
Stockholders'
   equity           21,445    --          --        20,405       --      --


Total Liabilities and
    Stockholders'
     Equity         $330,129  3.90%       $6,404    $266,659     3.66%   $4,859

Margin Analysis
   Interest income/
   earning  assets            8.10%       $12,270                8.18%   $9,982
   Interest expense/
   earning assets             4.23%       6,404                  3.98%   4,859


   Net interest income/
    earning assets            3.87%       $ 5,866                4.20%   $5,123

   (Percentages may not add due to rounding.)

(1) Average balances have been computed using daily balances.
     Nonaccrual loans are included in loan balances.
(2) Interest and yield are presented on a tax equivalent basis using 34% for each period.
(3) Installment loans and leases are presented net of unearned interest.


Rate/Volume Variance Analysis Calculation for six months ended June 30, 1997

                                 1997 Compared to 1996 (4)

                         Total     Caused by
                       Variance    Rate              Volume
Interest Income:
Federal funds sold      $ 36     $ (5)              $  41
Deposits in Federal
  Home Loan Bank        2         2                 0
Investment Securities:
  U.S. government
  agencies              770       102               668
  State and municipal   408       (20)              428
  Other securities      22        (9)               31

    Total Investment
     Securities         1,200     73                1,127

Loans and Leases:


  Commercial, financial
     and industrial     456       (62)              518
  Real estate-construction
     and mortgage       460       (99)              559
  Installment loans to
     individuals        92        63                29
  Lease financing       42        16                26
    Total Loans and
     Leases             1,050     (82)              1,132

Total Earning Assets    2,288     (12)              2,300
Interest Expense:
Interest-bearing deposits:
  Demand                42        5                 37
  Savings               (46)      (33)              (13)
  Time                  262       (190)             452
  Time over $100,000    378       145               233

    Total Interest-
     Bearing Deposits   636       (73)              709
Federal Funds
     Purchased          1         0                 1
Short-term borrowings   (88)      16                (104)
Long-term debt          999       (10)              1,009
Securities sold under
     agreements to
     repurchase         (3)       (1)              (2)

Total Interest-Bearing
     Liabilities        1,545     (68)             1,613

Net Interest Income
     Variances          $ 743     $  56            $ 687


(4) The proportion of the total change attributable to volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.


OTHER OPERATING INCOME

         Other operating income, during the first six months of 1997, increased 15% from the same period in 1996. Loan origination fees increased $2 thousand, because of the volume of residential mortgage loans sold for cash.
Mortgage servicing fee income increased by $1 thousand when compared to the first six months of 1996. These fees are directly influenced by the volume of loans that are sold in the secondary market. Gains or losses on sales of mortgage loans occur when the coupon rates on mortgage loans exceed or fall short of the yields required by the purchasers. The net gain recorded in 1997 and in 1996 is indicative of the changing market conditions during the periods in which the sales occurred.

         Customer service charges and fees, which include fees on demand deposit accounts,item processing and return items, decreased $5 thousand or 1% in the first six months of 1997. The decrease is directly related to both the mix of consumer and business demand deposits and the servicing fees associated with each type of account.

        Other income increased 29% in the first six months of 1997 compared to the same period in 1996. Included in other income are earnings on directors' and officers' life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in two of the Company's branch offices, automated teller machine surcharge income, commissions on check orders and other general service fees.

         There was no trading account activity during the first six months of 1997 and 1996.

         OTHER OPERATING EXPENSES

         For the first six months of 1997, total other operating expenses increased 16% over the same period in 1996. Salaries and benefits, which represent one of the most significant portions of operating expenses, increased by 16% in the second quarter of 1997 compared to 1996. The increase is due to the additional number of employees in the newest branch offices which opened in the fourth quarter of 1996, merit increases and the added costs associated with health care insurance and other benefits which are provided by the Company. Occupancy expense increased by 24% in 1997 compared to the same period in 1996. Equipment expense increased by 7% in 1997 compared to the first quarter of 1996. Besides the increased cost of computer equipment and related software costs, the increase in both of these expenses is directly related to the overall increases in overhead expenses at all branch offices plus the costs associated with opening and operating the three newest branch offices. Other expenses increased by 17% over the same period in 1996 and include such costs as legal fees, professional and audit fees and other general operating expenses.

         INCOME TAXES

         The provision for income taxes as of June 1997 and 1996 was the same at $515 thousand. The effective tax rate for the second quarter of 1997 was 25% as compared to 26% in the same period in 1996.


         PROVISION FOR POSSIBLE CREDIT LOSSES

         The provision for possible credit losses is based on management's evaluation of the allowance for possible credit losses in relation to the credit risk inherent in the loan portfolio. In establishing the amount of provision required, management considers a variety of factors, included but not limited to, general economic factors, volume of specific types of loans, collateral adequacy and potential losses from significant borrowers. The Company has strengthened its internal loan review process by implementing stringent analytical standards in the review procedure. At quarterly meetings, the loan review committee analyzes information relative to both specific credits and the total portfolio in general. The information is used to determine the amount to be charged to the provision which thereby increases the allowance for possible credit losses.

         At June 30, 1997 the amount charged to operating expense for the provision for possible credit losses was $380 thousand compared to $250 thousand at June 30, 1996.
The provision represents management's assessment of the risks inherent in the loan and lease portfolio while providing amounts necessary to cover charge-offs. The allowance for possible credit losses was 1.01% at June 30, 1997 compared to 1.10% at June 30, 1996.

Changes in the allowance for possible credit losses for the six months ended June 30,1997, 1996 and 1995 were as follows:

                              1997     1996       1995

                                    (in thousands)
Balance at beginning
     of period                $ 1,830  $ 1,657    $ 1,496

Charge-offs:
     Real estate-construction 0         0         0
     Real estate-mortgage     102       49        0
     Commercial and
     industrial               65        0         173
     Consumer installment     180       135       71
     Lease financing          0         0         0
          Total               349       184       244

Recoveries:
     Real estate-construction 0         0         0
     Real estate-mortgage     0         0         0
     Commercial and
     industrial               37        30        4
     Consumer installment     24        37        30
     Lease financing          0         0         0
          Total               61        67        34

Net charge-offs               288       117       210
Provision for possible
     credit losses            380       250       360

Balance at end of period      $ 1,922   $ 1,790   $1,646

Ratio of net charge-offs during
period to  average loans
outstanding during period     .16%      .07%      .15%


FINANCIAL CONDITION

         At June 30, 1997, the Company's total assets were
$344 million, representing an increase of $46.1 million or 15% from the December 31, 1996 balance of $297.9 million.
The increase in assets is primarily attributable to a $26.1 million growth in securities and a $12.6 million growth in net loans and leases.

         Investment securities increased 30% from $87 million at December 31, 1996, to $113.1 million at June 30, 1997. The net increase of $26.1 million was attributable to a strategic plan implemented in January, 1997 whereby the Company borrowed $25 million from the FHLB and invested in a combination of various fixed and variable rate investments.

         Total net loans increased by $12.6 million from $176 million at year-end 1996, to $188.6 million at June 30, 1997. Residential mortgage loans increased $2 million or 2% from December 31, 1996 to June 30, 1997. The increase is attributable to the increased mortgage loan activity during the period, particularly during the second quarter of 1997, net of mortgage loans sold during the first six months of 1997 of approximately $18 million. Consumer loans, net of unearned discounts, remained constant with year-end
1996 amounts. Commercial loans increased $10.7 thousand or 20% at June 30, 1997. Commercial loans consist of loans made to small businesses within the Company's market area and are generally secured by real estate and other assets of the borrowers.

         Total deposits increased $15.9 million or 6% from $253.2 million at year-end 1996 to $269.1 million at June 30, 1997. Noninterest-bearing demand deposits increased $2.5 million during the first six months of 1997. In aggregate, savings accounts and interest-bearing demand deposits increased by $5.8 million or 9% during the period. As a percentage of total deposits, savings and interest-bearing demand deposits represented 26.2% at June 30, 1997, compared to 26% at year-end 1996. These deposits continue to be very attractive to consumers because of their liquidity feature and their competitiveness with respect to rates offered on other short-term deposit products. Time deposits, which include certificates of deposit in denominations of $100 thousand or more, increased $7.6 million or 5% during the period. There were no brokered deposits within the Company's deposit base at June 30, 1997.


         The Company considers its current deposit base to be stable and generally consumer in nature. The deposit mix is, in general, equally distributed among all products without any significant concentrations.

NONPERFORMING ASSETS

         Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans consist of loans where the principal, interest, or both is 90 or more days past due and loans that have been placed on nonaccrual. When loans are placed on nonaccrual, income from the current period is reversed from current earnings and interest from prior periods is charged to the allowance for possible credit losses. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on nonaccrual if the collateral is sufficient to recover the principal. The following table represents nonperforming assets of the Company at June 30, 1997 and 1996.

                                   1997                1996
                              (Dollars in thousands)

Loans past due 90 days or          $1,588              $1,111
Impaired loans on nonaccrual status458                 938
Other Nonaccrual loans             121                 461
  Total nonperforming loans        2,167               2,510

Foreclosed assets held for sale    920                 188
  Total nonperforming assets       $3,087              $2,698


Nonperforming loans as a percent
  of loans                         1.14%               1.54%

Nonperforming assets as a percent
  assets                          .90%                 .96%


         Nonperforming assets at June 30, 1997 increased
$389 thousand or 14% compared to the same period in 1996.
Nonaccrual loans decreased $820 thousand at June 30, 1997 compared to the same period in 1996. Real estate loans represent $122 thousand of nonaccrual loans while loans to commercial borrowers represent the remaining $457 thousand balance. Generally, commercial loans are secured by real estate and other assets of the borrowers. No material losses are expected from legal proceedings on nonaccrual loans.

         Loans past due 90 days or more increased $477
thousand from 1996 levels. Of the delinquent loans, 28.6% are residential mortgages, 44.3% are consumer installment and 27.1% are real estate secured loans to commercial borrowers. At quarterly loan review meetings, management reviews the status of these loans with regard to legal proceedings and collection efforts.

         Foreclosed assets held for sale increased $732 thousand compared to the first six months of 1996. The
Company expects the sales of the properties to be completed during the third quarter of 1997.

         POTENTIAL PROBLEM LOANS

         At June 30, 1997, the Company had approximately $1.4 million of potential problem loans not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at June 30, 1997.

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

         At June 30, 1997, the Company maintained $18.4 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $1 million of mortgage loans held for resale and $55.5 million in available-for-sale securities. This combined total of $74.9 million represented 21.8% of total assets at June 30, 1997. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At June 30, 1997, approximately 78% of the Company's assets were funded by core deposits acquired within its market area. An additional 6.5% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash used by operating activities was $3.2 million at June 30, 1997, as compared to net cash provided by operating activities of $3.9 million for the comparable period in 1996. The $7.1 million decrease is primarily related to a net $2.7 million increase in the change in mortgage loans held for resale and a net $4.7 million increase in the change in other assets. Net cash used in investing activities increased $7 million in 1997, primarily attributable to purchases of investment securities. Net cash provided by financing activities increased $17 million from 1996. A net increase in FHLB borrowings of $30 million was used to fund investment purchases. A net decrease in the growth of deposits of $14.6 million was the other major component impacting funds provided by investing activities.



         INTEREST RATE SENSITIVITY

         Interest rate sensitivity management involves the matching of maturity and repricing dates of earning assets and interest-bearing liabilities to help insure the Company's earnings againstextreme fluctuations in interest rates. The Company's Asset/Liability Committee ("ALCO"), which is comprised of senior management and board members, meets monthly to monitor the ratio of interest sensitive assets to interest sensitive liabilities.

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

         At June 30, 1996, the Company maintained a one year cumulative GAP of negative $26.4 million or 7.6% of total assets. The effect of this GAP position provided a negative mismatch of assets and liabilities which can expose the Company to interest rate risk during a period of rising interest rates.


        The following table sets forth the Company's interest sensitivity gap position as of June 30,1997.

                    3 months  3 through      1 through      Over           Total
                    or less   12 months 3 years   3 years
                           (in thousands)
                                                       >C>
Cash and Cash
   Equivalents $  14,012 $    -    $     -   $    -    $  14,012
Investment
   securities
     (1)(2)    9,345     5,401     26,681    76,310    117,737
Loans(2)       78,572    19,360    35,888    54,686    188,506
Fixed and Other
  Assets       -         -         -         24,791    24,791
  Total        $101,929  $ 24,761  $ 62,569  $155,787  $345,046
Non Interest-bearing
transaction
  deposits(2)  $  8,758  $    -    $  8,758  $  17,516 $ 35,032
Interest-bearing
 transaction
  deposits(2)   -        7,212     20,463    42,940    70,615
Time            15,574   74,266    32,201    3,084     124,125
Time over
  $100,000     13,036    18,738    3,368     3,237     38,379
Repurchase
  agreements   300         -       -         -         300
Short-term
    borrowings 1,670     1,104     -         -         2,774
Long-term debt 10,601    1,804    14,811    19,010    46,226
Other Liabilities   -             -         4,010     4,010
Total          $ 49,939  $103,124 $ 79,601  $  89,797 $322,461

Interest Sens-
   itivity Gap $  51,990 $(78,363)$(17,032) $  65,990
Cumulative Gap $  51,990 $(26,373)$(43,405  $  22,585
Cumulative Gap to
  Total Assets 15.07%    (7.64)%  (12.58)%  6.5%

(1) Gross of unrealized gains/losses on available for sale securities.

(2) Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflectinghistorical experience as well as management's knowledge and experience of its loan products.

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

         An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at June 30, 1997 was 8.04% compared to 7.20% at June 30, 1996. For 1997 and 1996, the ratios were well above minimum regulatory guidelines.

         As required by the federal banking regulatory authorities, new guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I capital consists of common stockholders' equity lessintangible assets, and Tier II capital includes the allowable portion of the allowance for possible loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, neither Tier I nor Tier II capital reflect the adjustment of FASB 115, which requires adjustment in financial statements prepared in accordance with generally accepted accounting principles by including as a separate component of equity, the amount of net unrealized holding gains or losses on debt and equity securities that are deemed to be available-for-sale.

         Regulatory guidelines require that core capital and total risk-based capital must be at least 4.00% and 8.00%, respectively. The following table illustrates the Company's capital ratios as required under the guidelines.

          Primary capital               $  22,584
          Intangible assets             639

          Tier I capital(1)             22,563

          Tier II Capital               1,852
          Total Risk-Based Capital      $  24,415

          Total Risk-Weighted Assets    $ 199,245

          Tier I Ratio                  11.32%

          Risk-Based Capital Ratio      12.25%

          Tier I Leverage Ratio         8.04%


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


         As of June 30, 1997, total interest-earning assets maturing or repricing within one year were less than total interest-bearing liabilities maturing or repricing in the same period by $26.4 million, representing a cumulative one-year interest rate sensitivity gap as a percentage of total assets of negative 7.6%. This condition suggests that the yield on the Company's interest-earning assets should adjust to changes in market interest rates at a slower rate than the cost of the Company's interest-bearing liabilities. Consequently, the Company's net interest income could decrease during periods of rising interest rates. See "Interest Rate Sensitivity."

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



FUTURE OUTLOOK

         In 1995, rates began moving steadily upward as the Federal Reserve System tightened its monetary policy. In early 1995, rates rose and continued rising through the middle of the year, with the national prime rate peaking at 9.00%. The national prime rate fell to 8.50% at December 31, 1995, falling again to 8.25% in February, 1996, where it remained at December 31, 1996. In March, 1997, the national prime rate increased to its current level of 8.50% in an effort by the Federal Reserve System to steer the U.S. economy away from inflationary tendencies. Of course, management and the Board of Directors do not have the ability to determine if another rate increase will occur; however, it is felt that the Company is very well positioned to meet the challenges and effects of a rising interest rate environment. The Company's commitment to remaining a community-based organization is strong and the intention is to recognize steady growth in its consumer, mortgage and commercial loan portfolios while obtaining and maintaining a strong core deposit base.

         The banking and financial services industries are ever-changing. At the time of this writing, the Company was not aware of any pending pronouncements that would have a material impact on the results of operations.

         Beginning September, 1995, bank holding companies are allowed to acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in June, 1997. Predictions are that consolidation will occur as the banking industry strives for greater cost efficiencies and market share. Management believes that such consolidation may enhance its competitive position as a community bank.

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

         Our twelfth branch in Lake Wallenpaupack (Pike
County) opened in November, 1996. In addition, we acquired the real estate and deposit customer lists of the Milford
(Pike County) and Mountainhome (Monroe County) branches of
PNC Bank. These branches opened in December of 1996. The expected amortization of the customer lists is $100,000 for 1997.

         On May 19, 1997, the Office of the Comptroller of the Currency (OCC) granted approval to establish a new branch in downtown Scranton (Lackawanna County). The
Bank's downtown Scranton Branch and its new Financial
Center, both located in the historic Oppenheim Building, are scheduled to open in the fall of 1997.

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

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits required by item 601 of Regulation S-K

         Exhibit Number           Description of Exhibit
               2                        None
               4                        None
              11                        None
              15                        None
              18                        None
              19                        None
              20                        None
              23                        None
              24                        None
              25                        None
              28                        None

    (b) Reports on /Form 8-K

         on May 7, 1997, the Registrant filed Form 8-K reporting the annual shareholders' meeting approval of the Lake Ariel Bancorp, Inc. 1997 Stock Option Plan.


                            SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LAKE ARIEL BANCORP, INC.



Date August 8, 1997

By ________________________________

John G. Martines
CHIEF EXECUTIVE OFFICER




________________________________

 Joseph J. Earyes, CPA
VICE PRESIDENT and TREASURER