Form 10-Q
period 1997-09-30
LAKE ARIEL BANCORP INC
filed 1997-11-06
CIK 723878

[ARTICLE]   9
[CIK]       723878
[NAME]      LAKE ARIEL BANCORP, INC.

[PERIOD-TYPE]            3 MONTHS
[FISCAL-YEAR-END]        DEC-31-97
[PERIOD-START]           JULY-1-97
[PERIOD-END]             SEPTEMBER-30-97
[CASH]                    13,618
[INT-BEARING-DEPOSITS]             121
[FED-FUNDS-SOLD]                0
[TRADING-ASSETS]                0
[INVESTMENTS-HELD-FOR-SALE]    63,911
[INVESTMENTS-CARRYING]    57,870
[INVESTMENTS-MARKET]           58,360
[LOANS]                  202,374
[ALLOWANCE]                 2,153
<TOTAL ASSETS>           363,621
[DEPOSITS]                    278,137
[SHORT-TERM]                9,500
[LIABILITIES-OTHER]         4,473
<LONG TERM>               48,328
[PREFERRED-MANDATORY]            0
<REFERRED>                       0
[COMMON]                      747
[OTHER-SE]                22,436
[TOTAL-LIABILITIES-AND-EQUITY]363,621
[INTEREST-LOAN]                12,427
[INTEREST-INVEST]          5,622
[INTEREST-OTHER]              203
[INTEREST-TOTAL]               18,252
[INTEREST-DEPOSIT]         7,572
[INTEREST-EXPENSE]         2,338
[INTEREST-INCOME-NET]           8,342
[LOAN-LOSSES]                 730
[SECURITIES-GAINS]             80
[EXPENSE-OTHER]                 1,842
[INCOME-PRETAX]                 3,162
[INCOME-PRE-EXTRAORDINARY]      3,162
[EXTRAORDINARY]                  0
[CHANGES]                        0
[NET-INCOME]               2,397
[EPS-PRIMARY]                 .63
[EPS-DILUTED]                 .63
[YIELD-ACTUAL]                  0
[LOANS-NON]                  575
[LOANS-PAST]               1,495
[LOANS-TROUBLED]           2,070
[LOANS-PROBLEM]                 1,700
[ALLOWANCE-OPEN]           1,830
[CHARGE-OFFS]                482
[RECOVERIES]                   75
[ALLOWANCE-CLOSE]          2,153
[ALLOWANCE-DOMESTIC]            2,153
[ALLOWANCE-FOREIGN]             0
[ALLOWANCE-UNALLOCATED]    2,153

        SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549
                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,734,800 shares of common stock, par value $.42 per share, as of November 10, 1997.


             LAKE ARIEL BANCORP, INC.
                     FORM 10-Q
   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997



                       INDEX



Page Number
Part I - Financial Information

Item 1.   Financial Statements:
          Consolidated Balance Sheets as of September 30, 1997
          and December 31, 1996..............     3

          Consolidated Statement of Income for the three and
          nine months ended September 30, 1997 and 1996...    4


          Earnings Per Share for the three and nine month
              periods ended September 30, 1997 and 1996.      4


          Consolidated Statement of Cash Flows for the nine
         months ended September 30, 1997 and 1996........      5


          Notes to Consolidated Financial Statements.....   6-7



Item 2.   Management's Discussion and Analysis or
         Plan of Operations...............................   8-24

Part II - Other Information

Item 1.   Legal Proceedings..............................   N/A


Item 2.   Changes in
          Securities....................................   N/A

Item 3.   Defaults Upon Senior
          Securities....................................   N/A

Item 4.   Submission of Matters to a Vote of Security
              Holders...................................   N/A

Item 5.   Other Information.............................    24

Item 6.   Exhibits and Reports on Form
          8-K.........................................   24

          Signatures..................................................  25

             LAKE ARIEL BANCORP, INC.
           CONSOLIDATED BALANCE SHEET
                    (UNAUDITED)
                         SEPTEMBER 30,   DECEMBER 31,
                         1997             1996
                         (in thousands)     (in thousands)
ASSETS
Cash and cash
equivalents.......            $13,739        $15,971

Available-for-sale
securities......              63,911         60,399
Held-to-maturity securities
(fair value of $58,360and
$26,564, respectively)..      57,870              26,601
Loans and leases........      205,712        186,494
Mortgage loans held for resale.    3,996          315
   Less unearned income and
loan fees...........          (7,334)        (8,989)
   Less allowance for possible
   credit losses......        (2,153)        (1,830)

     Net Loans..............  200,221             175,990
Premises and equipment, net.. 12,214         10,005
Accrued interest receivable.  3,095               2,349
Foreclosed assets held
for sale......................     561                 841
Other assets..........        12,010              5,750
     TOTAL ASSETS.....        $ 363,621           $ 297,906

LIABILITIES
Deposits:
   Noninterest-bearing.       $36,875             $32,539
   Interest-bearing:
     Demand.             32,183         27,070
     Savings.......           39,685         37,713
     Time...................  128,511             115,634
     Time $100,000 and over.       40,883         40,240
     Total Deposits......     278,137          253,196

Accrued interest payable...   3,144          2,416
Federal Funds Purchased....   4,800                    --
Securities sold under agreements
to repurchase..               200            300
Short-term borrowings         4,500                    --
Long-term debt........             48,328         20,023
Other liabilities........          1,329                    799
     Total Liabilities......       340,438             276,734

STOCKHOLDERS' EQUITY
Preferred stock: Authorized
1,000,000 shares of           --             --
  $1.25 par value each; no outstanding shares....

Common stock: Authorized, 5,000,000 shares of
  $.42 par value each; issued and outstanding
  1,778,937 shares in 1997 and
  1,761,776 in 1996           747            740
Capital surplus........       11,408         11,099
Retained earnings ......      11,049         9,572
Net unrealized securities gains (losses) on
  available-for-sale securities    (21)           (239)

Total Stockholders' Equity.   23,183              21,172
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY...          $ 363,621      $ 297,906

The accompanying notes are an integral part of the consolidated financial statements.

                        LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF INCOME

                               (UNAUDITED)

                              NINE MONTHS ENDED   THREE MONTHS ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                  1997    1996          1997        1996
                                                         (in thousands, except per share data)
INTEREST INCOME:
Loans and leases..................$ 12,427    $10,713   $4,388        $ 3,697
Investment Securities
    Taxable......................    4,340      3,250              1,477          1,157
    Exempt from federal income taxes.           1,168      796            390            287
    Dividends...................     114           68       51             27
       Total Investment Securities
     Income                          5,622      4,114              1,918          1,471
Deposits in banks.............           7          4                  2              1
Federal funds sold............         196         93                 75              8
       TOTAL INTEREST INCOME...     18,252     14,924              6,383          5,177

INTEREST EXPENSE:
Deposits.......................      7,572      6,534    2,686          2,270
Long-term debt..................     2,262        740      755       252
Federal funds purchased.............               20       22             10        18
Short-term borrowings...............               45      113        31             20
Securities sold under
agreements to repurchase                           11       13              4         3
      TOTAL INTEREST EXPENSE...      9,910      7,422    3,506          2,563

NET INTEREST INCOME.............     8,342      7,502    2,877     2,614
PROVISION FOR POSSIBLE
  CREDIT LOSSES........ ........      730         425      350            175
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE CREDIT LOSSES...      7,612      7,077    2,527     2,439

OTHER OPERATING INCOME:
Loan origination fees............      168        160       19        13
Customer service charges and fees......           905      909       304       303
Mortgage servicing fees............               258      247        90        80
Gain (loss) on available-for-sale
securities..                                       80       43        89        90
Gain (loss) on sale of loans, net...              185       61       418         2
Other income...........                           728      469       332            162
       TOTAL OTHER OPERATING INCOME..           2,324    1,889          1,252            650

OTHER OPERATING EXPENSES:
Salaries and benefits.......         3,112      2,661              1,062       900
Occupancy expense................      986        799                315       259
Equipment expense..............        657        623                214       209
Advertising..........................             177      186             49        39
Other expenses......................            1,842    1,584       673            585
       TOTAL OTHER OPERATING EXPENSES           6,774    5,853     2,313     1,992

INCOME BEFORE PROVISION FOR
 INCOME TAXES...................     3,162      3,113              1,466     1,097
PROVISION FOR INCOME TAXES..           765               835              375            320
NET INCOME........................$  2,397    $ 2,278          $   1,091         $  777

Earnings per share*:                         $   0.63  $  0.62      $    0.22         $ 0.21
Dividends per share:                 $.25  $  0.22      $    0.09         $ 0.08
Weighted average no. of shares
outstanding*:                        3,839      3,698          3,839     3,698

*Reflects adjustment for 5% stock dividends issued on October 1, 1997 and 1996, and a two-for-one stock split effective November 10, 1997. The accompanying notes are an integral part of the consolidated financial statements.


                        LAKE ARIEL BANCORP, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                               (UNAUDITED)
                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                        1997     1996
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...........................                            $    2,397$    2,278
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Provision for possible credit losses                          730         425
     Depreciation, amortization and accretion..          647       540
     (Increase) decrease in mortgage loans held for resale     (3,681)              812
     Investment security (gains) losses, net..          (80)      (43)
     Loss on sale of foreclosed assets................             100          40
     (Gain) loss on sale of equipment....................          (5)          --
     (Increase) decrease in accrued interest receivable          (746)       (255)
     Increase (decrease) in accrued interest payable...            728         673
     (Increase) decrease in other assets...........  (6,373)     (342)
     Increase (decrease) in other liabilities..............        530            (266)

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES...........................   (5,753)          3,862

CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities ..............................            2,911             392
    Purchases ............. ............................        (34,180)        (4,457)
  Available-for-sale securities:
    Proceeds from maturities .........................                          3,133         7,369
    Proceeds from sales .............................           10,737      22,186
    Purchases .......................................         (16,966)         (40,553)
  Net (increase) decrease in loans and leases.........        (21,545)    (21,167)
  Purchases of premises and equipment.................         (2,860)            (194)
  Proceeds from sale of equipment.......................             5       --
  Proceeds from sale of foreclosed assets...............             445            69
  NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES......................        .....       (58,320)       (36,355)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits.............................         24,941           30,963
  Increase (decrease) in Federal funds purchased......          4,800           --
  Increase (decrease) in short-term borrowings.........         4,500           (5,000)
  Increase (decrease) in securities sold under
    agreements to repurchase..........................           (100)       (100)
  Proceeds from long-term debt...........................       30,000               --
  Principal payments on long-term debt..............           (1,695)             (31)
  Proceeds from issuance of common stock.............              316         241
  Cash dividends .........................................       (921)            (800)

 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES..........................         ..61,841         30,473

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS...              (2,232)     (2,020)
CASH & CASH EQUIVALENTS AT  BEGINNING OF PERIOD...              15,971      12,519
CASH & CASH EQUIVALENTS AT  END OF PERIOD.....    $   13,739     $  10,499
CASH PAID DURING THE PERIOD FOR:
   Interest........................................            $ 9,182     $ 6,749
   Income taxes.........................................         $ 552     $   775

The accompanying notes are an integral part of the consolidated financial statements.



              LAKE ARIEL BANCORP,INC.
                     FORM 10-Q

Part I  - Financial Information (Cont'd)
Item 1.  Financial Statements (Cont'd)

Notes to Consolidated Financial Statements

The financial information as of December 31, 1996 is audited and for the interim periods ended September 30, 1997 and 1996 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

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

     From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first nine months of 1997 or 1996.


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


5.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     There were no short-term borrowings at September 30, 1997.

     Long-term debt at September 30, 1997 consisted of the following:

     Unsecured notes, payable in the amount
     of $31,200 semiannually, maturing
     April 22, 1998...............................$      62,000


     Borrowings with The Federal Home Loan Bank....  48,266,000


Total.................................................$48,328,000

     Annual maturities of the long-term debt are as follows:
$699,600 in 1997;  $12,818,200 in 1998; $2,971,900 in 1999;
$8,169,100 in 2000; $8,281,700 in 2001; $10,387,500 in 2002;
$5,000,000 in 2005.

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



             LAKE ARIEL BANCORP, INC.
                     FORM 10-Q

Part I -  Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis or Plan of
           Operations:

     The consolidated financial review of the Company is intended to compare the performance of the Company for the periods ended September 30, 1997 and 1996. The review of the information presented should be read in conjunction with the consolidated financial statements and the accompanying notes.

     NET INCOME

     Net income for the first nine months of 1997 increased 4.3% compared to the same period in 1996. Net income was positively influenced by a 7.6% growth in net interest income after provision for possible credit losses and a 23.0% growth in other operating income. However, overhead costs increased by 15.3%, greatly impacted by the opening of our three newest branch offices in the fourth quarter of 1996.

     Profit performance for financial institutions is measured by the return on average assets (ROA) and the return on average equity (ROE). On an annualized basis, the ROA was .94% in 1997 compared to 1.12% in 1996. The ROE was 14.67% for the first nine months of 1997 compared to 15.14% in 1996.

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

     In the first nine months of 1997, net interest income (tax
equivalent basis) increased     13.0% over the same period in 1996
primarily due to the increased volume of earning assets. Total average earning assets were $66.9 million greater at September 30, 1997 compared to the same period in 1996. Average loans and leases grew by 16.6% or $26.9 million in the first nine months of 1997. Average commercial loans increased by 30.2%, real estate mortgage loans by 14.1% and consumer loans and lease financing increased by 3.9%. The increase in volume of loans resulted in a 16.0% growth in loan interest income. Commercial loan income increased by 31.3%, mortgage loan income grew by 13.6% and consumer loan income increased by 1.5%.




     Investment securities income increased 37.6% and is directly attributable to higher volume levels and increased yields during the first nine months of 1997. Tax exempt state and municipal securities income increased 46.8% due to higher volumes in tax-exempt securities. From a Federal income tax standpoint, a mid-1996 strategy which continued into 1997 of increased investments in tax-exempt securities provided more favorable returns than were available in taxable securities. U.S. government agencies income increased by 33.5% because of higher volume levels and increased yields. During the last half of 1996 and the first half of 1997 the Company purchased approximately $35 million of securities with
funds borrowed from the FHLB.   The strategy that was employed
provided a yield pickup between the invested and borrowed funds.
Gross unrealized gains on held-to-maturity securities were approximately $721 thousand while gross unrealized losses amounted to $231 thousand.

     Total interest expense increased 33.5% or $2.5 million in the first nine months of 1997 due to the higher levels of average interest-bearing liabilities. Average time (certificates of deposit) deposits and long-term borrowings significantly contributed to the growth. In aggregate, average savings and interest-bearing demand deposits currently represent 30.0% of interest-bearing deposits compared to 32.2% in September, 1996. Total interest expense associated with these types of deposits decreased $514 thousand during the third quarter of 1997. Total average certificates of deposit increased 18.6%; due to the repricing frequency of these deposits and rate changes, interest expense increased by 31.2%. The effect of higher average rates resulted in a basis point increase in the cost of interest-bearing deposits, from 4.38% at September, 1996 to 4.42% at September, 1997.

     Average total borrowings were $49.0 million in the third quarter of 1997 compared to $19.6 million in the third quarter of 1996. At September 30, 1997, both short-term and long-term borrowings were used to fund earning asset growth.

     During the first nine months of 1997, the average yield on earning assets decreased by 4 basis points and cost of interest-bearing liabilities increased by 33 basis points. The net effect was a 37 basis point decrease in the net interest margin from 4.24% in 1996 to 3.87% in 1997.

     The following tables provide an analysis of changes in net interest income with regard to volume, rate and yields of interest-bearing assets and liabilities based on daily average balances for each period. Components of interest income and expense are presented on a tax equivalent basis using the federal income tax rate of 34% for each period.

Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential


For nine months ended September 30,                       1997           1996

                                             Interest       Interest
                       Average     Yield/ Income/  Average   Yield/   Income/
  Balance(1)      Rate   Expense   Balance      Rate        Expense
                                                      (dollars in thousands)
Assets
Federal funds sold           $4,611     5.68%    $196   $2,336    5.32%   $93
Deposits in Federal Home Loan
Bank                            224     4.18%       7      126    4.24%         4
Investment Securities:
  U.S. government agencies   82,274     7.05%   4,340   64,050    6.78%    3,250
  State and municipal (2)    29,394     8.05%   1,770   19,420    8.30%    1,206
  Other securities            2,806     5.43%     114    1,427    6.37%       68

    Total Securities        114,474     7.27%   6,224  $84,897    7.12%    4,524
Loans and Leases:
  Commercial, financial and
    industrial               61,811     9.28%   4,292   47,483    9.21%    3,270
  Real estate-construction
    and mortgage             90,116     8.05%   5,426   78,997    8.08%  4,775
Installment loans to
     individuals (3)         34,590     9.63%   2,491   33,752   10.05% 2,538
  Lease financing (3)         2,584    11.28%     218    2,011    8.64%  130

    Total Loans and Leases  189,101     8.79%  12,427  162,243    8.83% 10,713

Total earning assets        308,410     8.17%  18,854  249,602    8.21%   15,334
Cash and due from banks      10,131        --      --   10,083       --       --
Premises and equipment       10,261        --      --    7,626       --       --
Other, less allowance for
credit losses
  and loan fees               9,436        --      --    4,010       --        --


Total Assets               $338,238     7.45% $18,854 $271,321    7.56%   $15,334

Liabilities and Stockholders' Equity
Interest-Bearing Deposits:
  Demand                    $30,026     2.05%    $460  $25,404    2.06%      $391
  Savings                    38,677     2.02%     585   38,825    4.02%     1,168
  Time                      120,441     5.33%   4,804  103,740    5.03%     3,902
  Time over $100,000         40,064     5.75%   1,723   31,640    4.53%     1,073

  Total Interest-Bearing
  Deposits                  229,208     4.42%   7,572 $199,609    4.38%     6,534
Federal Funds Purchased         530     5.80%      23      547    5.38%        22
Short-term borrowings           591     5.88%      26    3,000    5.04%       113
Long-term debt               47,593     6.40%   2,278   15,657    6.32%       740
Securities sold under
agreements to repurchase        279     5.27%      11      350    4.97%        13

Total Interest-Bearing
Liabilities                 278,201     4.76%   9,910  219,163    4.53%     7.422
Demand - noninterest - bearing         34,768      --       --   28,846        --       --
Other liabilities             3,490        --      --    3,253       --        --

Total Liabilities           316,459     4.19%   9,910  251,262    3.95%     7,422

Stockholders' equity         21,779        --      --   20,059       --        --


Total Liabilities and
Stockholders' Equity       $338,238     3.92%  $9,910 $271,321    3.66%    $7,422

Margin Analysis
   Interest income/
   earning assets                       8.17% $18,854             8.21%   $15,334
   Interest expense/earning assets              4.30%    9,910              3.97%    7,422

   Net interest income/earning assets           3.87%   $8,944              4.24%   $7,912


(1) Average balances have been computed using daily balances.
     Nonaccrual loans are included in loan balances.
(2) Interest and yield are presented on a tax equivalent basis using 34% for each period.
(3) Installment loans and leases are presented net of unearned interest.



Rate/Volume Variance Analysis Calculation
for nine months ended September 30, 1997
                                                                 1997 Compared to 1996 (4)
                                        Total                           Caused by
                                     Variance             Rate   Volume
                                                          (in thousands)

Interest Income:
Federal funds sold                       $103               $7      $96
Deposits in Federal Home Loan Bank        3                 0         3
Investment Securities:
  U.S. government agencies              1,090              133      957
  State and municipal                     564             (38)      602
  Other securities                         46             (11)       57

    Total Investment Securities                 1,700                84     1,616

Loans and Leases:

  Commercial, financial and industrial   1,022              27       995
  Real estate-construction and mortgage    651             (19)      670
  Installment loans to individuals        (47)              73     (120)
  Lease financing                          88               46       42
    Total Loans and Leases              1,714              127    1,587

Total Earning Assets                    3,520              218    3,302
Interest Expense:
Interest-bearing deposits:
  Demand                                   69              (2)       71
  Savings                               (583)            (578)      (5)
  Time                                    902              246      656
  Time over $100,000                      650              327      323

    Total Interest-Bearing Deposits     1,038               (7)     1,045
Federal Funds Purchased                     1                2      (1)
Short-term borrowings                    (87)               22    (109)
Long-term debt                          1,538                9    1,529
Securities sold under agreements to
repurchase                                (2)                1      (3)

Total Interest-Bearing Liabilities      2,488                27     2,461

Net Interest Income Variances          $1,032              $191      $841

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

         At September 30, 1997 the amount charged to operating expense for the provision for possible credit losses was $730 thousand compared to $425 thousand at September 30, 1996. In addition to the overall increase in the loan portfolio, this increased provision is mainly attributed to specific reserves being established for three commercial credits where collateral re-evaluations have taken place due to the companies suffering financial setbacks. The provision represents management's assessment of the risks inherent in the loan and lease portfolio while providing amounts necessary to cover charge-offs. The allowance for possible credit losses was 1.06% at September 30, 1997 compared to 1.02% at September 30, 1996.

Changes in the allowance for possible credit losses for the nine months ended September 30, 1997, 1996 and 1995 were as follows:

                                     1997           1996          1995
                                               (in thousands)
Balance at beginning of period     $1,830         $1,657        $1,496

Charge-offs:
     Real estate-construction         -0-           -0-            -0-
     Real estate-mortgage             104            143           200
     Commercial and industrial         96             46           209
     Consumer installment &
        credit card                   280            208           103
     Lease financing                    2
          Total                       482            397           512


Recoveries:
     Real estate-construction           0              0             0
     Real estate-mortgage               0              0             0
     Commercial and industrial         40             33             6
     Consumer installment &
       credit card                     35             49            38
     Lease financing

          Total                        75             82            44

Net charge-offs                       407            315           468

Provision for possible credit losses  730           425            500
Balance at end of period           $2,153         $1,767        $1,528

Ratio of net charge-offs during period to
  average loans outstanding during
   period                            .22%           .19%          .31%


         OTHER OPERATING INCOME

         Other operating income, during the first nine months of 1997, increased 23.0% from the same period in 1996. Loan origination fees increased $8 thousand, because of the volume of residential mortgage loans sold for cash. Mortgage servicing fee income increased by $11 thousand when compared to the first nine months of 1996. These fees are directly influenced by the volume of loans that are sold in the secondary market. Gains or losses on sales of mortgage loans occur when the coupon rates on mortgage loans exceed or fall short of the yields required by the purchasers. The net gain on sales of mortgage loans recorded in 1997 and in 1996 is indicative of the changing market conditions during the periods in which the sales occurred.

         Customer service charges and fees, which include fees on demand deposit accounts, item processing and return items, decreased $4 thousand in the first nine months of 1997. The decrease is directly related to both the mix of consumer and business demand deposits and the servicing fees associated with each type of account.

        Other income increased 55.2% in the first nine months of 1997 compared to the same period in 1996. Included in other income are earnings on directors' and officers' life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in two of the Company's branch offices, automated teller machine surcharge income, commissions on check orders and other general service fees. Automated teller machine income, which did not exist in the same period in 1996, represented $145,000 of the increase. Earnings on directors' and officers' life insurance policies represented $95,000 of the remaining increase.

         There was no trading account activity during the first nine months of 1997 and 1996.



         OTHER OPERATING EXPENSES

         For the first nine months of 1997, total other operating expenses increased 15.7% over the same period in 1996. Salaries and benefits, which represent one of the most significant portions of operating expenses, increased by 16.9% in the first three quarters of 1997 compared to 1996. The increase is due to the additional number of employees in the newest branch offices which opened in the fourth quarter of 1996, merit increases and the added costs associated with health care insurance and other benefits which are provided by the Company. Occupancy expense increased by 23.4% in 1997 compared to the same period in 1996. Equipment expense increased by 5.5% in 1997 compared to the third quarter of 1996. Besides the increased cost of computer equipment and related software costs, the increase in both of these expenses is directly related to the overall increases in overhead expenses at all branch offices plus the costs associated with opening and operating the three newest branch offices. Other expenses increased by 16.3% over the same period in 1996 and include such costs as legal fees, professional and audit fees and other general operating expenses.

         INCOME TAXES

         The provision for income taxes for the nine months ended September 1997 and 1996 was $765 thousand and $835 thousand, respectively. The effective tax rate for the first nine months of 1997 was 24.1% as compared to 26.8% in the same period in 1996.

         FINANCIAL CONDITION

         At September 30, 1997, the Company's total assets were $363.6 million, representing an increase of $65.7 million or 22.1% from the December 31, 1996 balance of $297.9 million. The increase in assets is primarily attributable to a $34.8 million growth in securities and a $24.2 million growth in net loans and leases. In addition, other assets increased by $6.3 million principally due to the purchase of life insurance contracts on key employees to fund simplified employee retirement plans and officers' life insurance policies.

         Investment securities increased 40.0% from $87.0 million at December 31, 1996, to $121.8 million at September 30, 1997. The net increase of $34.8 million was attributable to an investment strategy implemented in January, 1997 whereby the Company borrowed $25 million from the FHLB and invested in a combination of various fixed and variable rate investments.


         Total net loans increased by $24.2 million from $176.0 million at year-end 1996, to $200.2 million at September 30, 1997.
Residential mortgage loans increased $7.3 million or   8.3% from
December 31, 1996 to September 30, 1997. The increase is attributable to the increased mortgage loan activity during the period, particularly during the second and third quarters of 1997, net of mortgage loans sold during the first nine months of 1997 of approximately $20.7 million. Consumer loans, net of unearned discounts, remained relatively constant with year-end 1996 amounts. Commercial loans increased $13.7 million or 26.5% at September 30, 1997. Commercial loans consist of loans made to small businesses within the Company's market area and are generally secured by real estate and other assets of the borrowers.

         Total deposits increased $24.9 million or 9.8% from $253.2 million at year-end 1996 to $278.1 million at September 30, 1997. Noninterest-bearing demand deposits increased $4.3 million during the first nine months of 1997. In aggregate, savings accounts and interest-bearing demand deposits increased by $7.1 million or 10.9% during the period. As a percentage of total deposits, savings and interest-bearing demand deposits represented 25.7% at both September 30, 1997 and 1996. These deposits continue to be very attractive to consumers because of their liquidity feature and their competitiveness with respect to rates offered on other short-term deposit products. Time deposits, which include certificates of deposit in denominations of $100 thousand or more, increased $13.5 million or 8.7% during the period. There were no brokered deposits within the Company's deposit base at September 30, 1997.

         The Company considers its current deposit base to be stable and generally consumer in nature. The deposit mix is, in general, equally distributed among all products without any significant concentrations.

         NONPERFORMING ASSETS

         Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans consist of loans where the principal, interest, or both is 90 or more days past due and loans that have been placed on nonaccrual. When loans are placed on nonaccrual, income from the current period is reversed from current earnings and interest from prior periods is charged to the allowance for possible credit losses. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on nonaccrual if the collateral is sufficient to recover the principal. The following table represents nonperforming assets of the Company at September 30, 1997 and December 31, 1996.










                                            September 30,        December 31,
                                           1997   1996
                                                (Dollars in thousands)

Loans past due 90 days or more..         $1,495     $ 1,593
Impaired loans on nonaccrual status..                   451             542
Other Nonaccrual loans.....................             124              73
  Total nonperforming loans...            2,070       2,208

Foreclosed assets held for
sale....................................                561             841
  Total nonperforming assets....................     $2,631          $3,049


Nonperforming loans as a percent
  of loans..............                  1.03%       1.24%

Nonperforming assets as a percent
  assets......................             .72%       1.02%


         Nonperforming assets at September 30, 1997 decreased $448 thousand or 14.7% compared to December 31, 1996. Nonaccrual loans decreased $40 thousand at September 30, 1997 compared to the December 31, 1996. Real estate loans represent $122 thousand of nonaccrual loans while loans to commercial borrowers represent the remaining $453 thousand balance. Generally, commercial loans are secured by real estate and other assets of the borrowers. No material losses are expected from legal proceedings on nonaccrual loans.

         Loans past due 90 days or more decreased $98 thousand from 1996 levels. Of the delinquent loans, 25.8% are residential
mortgages, 46.2% are consumer installment and      28.0% are real
estate secured loans to commercial borrowers. At quarterly loan review meetings, management reviews the status of these loans with regard to legal proceedings and collection efforts.

         Foreclosed assets held for sale decreased $280 thousand compared to December 31, 1996. The Company expects the sales of the properties to be completed by the end of 1997.

         POTENTIAL PROBLEM LOANS

         At September 30, 1997, the Company had approximately $1.7 million of potential problem loans not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at September 30, 1997.



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

         At September 30, 1997, the Company maintained $13.7 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $4.0 million of mortgage loans held for resale and $63.9 million in available-for-sale securities. This combined total of $81.6 million represented
22.4% of total assets at September 30, 1997. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At September 30, 1997, approximately 76.5% of the Company's assets were funded by core deposits acquired within its market area. An additional 6.4% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash used in operating activities was $5.8 million for the nine months ended September 30, 1997, as compared to net cash provided by operating activities of $3.9 million for the comparable period in 1996. This $9.7 million decrease is primarily related to a net $4.5 million increase in the change in mortgage loans held for resale and a net $6.0 million increase in the change in other assets. Net cash used in investing activities increased $21.9 million for the nine months ended September 30, 1997, from $36.4 million to $58.3 million, primarily attributable to purchases of investment securities. Net cash provided by financing activities increased $31.4 million from 1996. A net increase in FHLB borrowings of $30 million and short-term borrowings of $9.5 million was used to fund investment purchases. A net decrease in the growth of deposits of $6.0 million was the other major component impacting funds provided by financing activities.



         INTEREST RATE SENSITIVITY

         Interest rate sensitivity management involves the matching of maturity and repricing dates of earning assets and interest-bearing liabilities to help insure the Bank's earnings against extreme fluctuations in interest rates. The Bank's Asset/Liability Committee ("ALCO"), which is comprised of senior management and board members, meets monthly to monitor the ratio of interest sensitive assets to interest sensitive liabilities.

         The Bank's principal financial objective is to achieve long-term profitability while managing its exposure to fluctuations in interest rates. This is accomplished through the measurement of the relationship between interest rate sensitive assets and interest rate sensitive liabilities. The goal of maintaining a reasonable balance between interest sensitive assets and interest sensitive liabilities is accomplished through the Bank's asset/liability management program.

         To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Bank's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The use of this model assists the ALCO to gauge the effects of interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

         At September 30, 1997, the Bank maintained a one year cumulative GAP of negative $7.1 million or 2.0% of total assets. The effect of this GAP position provided a negative mismatch of assets and liabilities which can expose the Bank to interest rate risk during a period of rising interest rates.



        The following table sets forth the Bank's interest sensitivity gap position as of September 30, 1997.

                                  3 months    3 through     1 through       Over       Total
                                    or less     12 months      3 years       3 years

                                  (in thousands)
Cash and Cash Equivalents                $13,738            $-              $-               $-        $13,738
Investment securities(1)(2)               20,239        14,710          31,411           55,451        121,811
Loans(2)                                  78,087        29,184          34,428           56,178        197,877
Fixed and Other Assets                         -             -               -           30,375         30,375
  Total                                 $112,064       $43,894         $65,839         $142,004       $363,801
Non Interest-bearing
 transaction deposits(3)                  $9,228            $-          $9,228          $18,457        $36,913
Interest-bearing
 transaction deposits(3)                       -         6,263          20,934           44,672         71,869
Time                                      28,940        64,490          17,890           17,191        128,511
Time over $100,000                        12,142        19,724           4,598            4,419         40,883
Repurchase agreements                        200             -               -                -            200
Short-term borrowings                      9,405           314             838            1,484         12,041
Long-term debt                            10,599         1,797          14,793           18,397         45,586
Other Liabilities                              -             -               -            4,364          4,364
Total                                    $70,514       $92,588         $68,281         $108,984       $340,367
Interest Sensitivity Gap                 $41,550     $(48,694)        $(2,442)          $33,020
Cumulative Gap                           $41,550      $(7,144)        $(9,586)          $23,434
Cumulative Gap to
  Total Assets                             11.4%        (2.0)%          (2.6)%             6.4%

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

(3) The Bank's demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the FDICIA 305 recommended maturity distribution limits for non-maturing deposits.



        Upon reviewing the current interest sensitivity scenario, decreasing interest rates could positively affect net income because the Bank is liability sensitive. In a rising interest rate environment, net income could be negatively affected because more liabilities than assets will reprice during a given period. However, this analysis is only a simulation tool used to gauge the effects of a changing interest rate scenario. Other factors such as product pricing, customer preference and local market conditions play an important part of interest rate risk management.

         CAPITAL

         The adequacy of the Company's capital is reviewed on an ongoing basis with reference to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

         An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at September 30, 1997 was 6.69% compared to 7.49% at September 30, 1996. This decrease is the direct result of the increase in average assets in 1997 caused by the borrowings from the FHLB which were invested in investment grade securities. For 1997 and 1996, the ratios were well above minimum regulatory guidelines.

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

         Regulatory guidelines require that core capital and total risk-based capital must be at least 4.00% and 8.00%, respectively. The following table illustrates the Company's capital ratios as of September 30, 1997 as required under the guidelines.



             Primary capital..............             $ 23,183
              Intangible assets........          603

              Tier I capital..............             22,580

              Tier II Capital................          2,153
              Total Risk-Based Capital..............   $ 24,733

              Total Risk-Weighted Assets.        $215,922

              Tier I Ratio............                 10.46%


              Risk-Based Capital Ratio...        11.45%

              Tier I Leverage Ratio......              6.69%


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


         As of September 30, 1997, total interest-earning assets maturing or repricing within one year were less than total interest-bearing liabilities maturing or repricing in the same period by $7.1 million, representing a cumulative one-year interest rate sensitivity gap as a percentage of total assets of negative 2.0%. This condition suggests that the yield on the Company's interest-earning assets should adjust to changes in market interest rates at a slower rate than the cost of the Company's interest-bearing liabilities. Consequently, the Company's net interest income could decrease during periods of rising interest rates. See "Interest Rate Sensitivity."

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

         The banking and financial services industries are ever-changing. The Company is not aware of any pending pronouncements that would have a material impact on the results of operations.

         Beginning September, 1995, bank holding companies are allowed to acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in September, 1997. Predictions are that consolidation will occur as the banking industry strives for greater cost efficiencies and market share. Management believes that such consolidation may enhance its competitive position as a community bank.

         A normal examination of the Bank by the Office of the Comptroller of the Currency in 1997 resulted in no significant findings and no impact is anticipated on current or future operations.

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

         On May 19, 1997, the Office of the Comptroller of the Currency (OCC) granted approval to establish a new branch in downtown Scranton (Lackawanna County). The Bank's downtown Scranton Branch and its new Financial Center, both located in the historic Oppenheim Building, opened in October, 1997.

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

Item 5. On October 14, 1997, the Board of Directors of the registrant approved a two-for-one stock split of the common stock. The stock split will be effective on November 10, 1997 to shareholders of record on October 31, 1997.

Filed herewith at Exhibit A is a copy of the registrant's press release with respect to the stock split.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-K

         Exhibit Number           Description of Exhibit
               2          None
               4                         None
              11                         None
              15                         None
              18                         None
              19                         None
              20                         None
              23                         None
              24                         None
              25                         None
              28                         None

         (b) Reports on Form 8-K

       - On May 7, 1997, the Registrant filed Form 8-K reporting the annual shareholders' meeting approval of the Lake Ariel
Bancorp, Inc. 1997 Stock Option Plan.

       - On September 19, 1997, the Registrant filed Form 8-K reporting a corporate resolution of September 9, 1997 approving a 5% common stock dividend payable on October 1, 1997.


                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        LAKE ARIEL BANCORP, INC.



Date November 6, 1997             John G. Martines
                            CHIEF EXECUTIVE OFFICER





                        Joseph J. Earyes, CPA
                           VICE PRESIDENT and
                                     TREASURER

                    EXHIBIT "A"



DATE:  October 31, 1997

FOR IMMEDIATE RELEASE
                        FOR FURTHER INFORMATION
CONTACT:
                        Joseph J. Earyes, CPA -
(717)343-8200



             LAKE ARIEL BANCORP, INC.
               DECLARES TWO-FOR-ONE
                    STOCK SPLIT


        Lake Ariel, PA.... Lake Ariel Bancorp, Inc. (NASDAQ-LABN),
parent company of LA Bank, N.A., through its Board of Directors at a meeting held on October 14, 1997, has approved a two-for-one stock split of the Common Stock. Articles of Amendment to the Company's Amended Articles of Incorporation are being filed with the Pennsylvania Department of State to increase the Common Stock authorized to 10 million shares and reduce the par value from $.42 per share to $.21 per share.

        The stock split will be effective on November 10, 1997 to shareholders of record on October 31, 1997.

        The Company has also revised the net income and earnings per share projected for the quarter ended September 30, 1997. Net income for the first three quarters of 1997 was $2,397,000 up $119,000 or 5% from September 30, 1996. The Company has determined that the expected sale of its credit card portfolio will not settle until January, 1998 and, therefore, is reportable in that fiscal period. Earnings per share for the respective periods were $.63 per share compared to $.62 per share, after adjustment for both the 5% stock dividends issued on October 1, 1997 and 1996, and the two-for-one stock split declared on October 14, 1997.