Form 10-Q/A
period 1997-09-30
LAKE ARIEL BANCORP INC
filed 1997-12-11
CIK 723878

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

Item 1.           Financial Statements:
                  Consolidated Balance Sheets as of September 30, 1997
                      and December 31, 1996...................................3

                  Consolidated Statement of Income for the three and
                      nine months ended September 30, 1997 and 1996...........4

                  Earnings Per Share for the three and nine month
                      periods ended September 30, 1997 and 1996...............4

                  Consolidated Statement of Cash Flows for the nine
                      months ended September 30, 1997 and 1996................5

                  Notes to Consolidated Financial Statements...............6-7


Item 2.           Management's Discussion and Analysis or
                      Plan of Operations...................................8-24

Part II - Other Information

Item 1.           Legal Proceedings.........................................N/A

Item 2.           Changes in Securities.....................................N/A

Item 3.           Defaults Upon Senior Securities..........................N/A

Item 4.           Submission of Matters to a Vote of Security
                      Holders..............................................N/A

Item 5.           Other Information..........................................24

Item 6.           Exhibits and Reports on Form 8-K...........................24

                  Signatures.................................................25



                            LAKE ARIEL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                     1997         1996
                                                                           (in thousand        (in thousands)
    .........................................................................

ASSETS
Cash and cash equivalents ...................................................   $  13,739    $  15,971

Available-for-sale securities ...............................................      63,911       60,399
Held-to-maturity securities (fair value of $58,360
and $26,564, respectively) ..................................................      57,870       26,601
Loans and leases ............................................................     205,712      186,494
Mortgage loans held for resale ..............................................       3,996          315
   Less unearned income and loan fees .......................................      (7,334)      (8,989)
   Less allowance for possible credit losses ................................      (2,153)      (1,830)

         Net Loans ..........................................................     200,221      175,990
Premises and equipment, net .................................................      12,214       10,005
Accrued interest receivable .................................................       3,095        2,349
Foreclosed assets held for sale .............................................         561          841
Other assets ................................................................      12,010        5,750
         TOTAL ASSETS .......................................................   $ 363,621    $ 297,906

LIABILITIES
Deposits:
   Noninterest-bearing ......................................................   $  36,875    $  32,539
   Interest-bearing:
         Demand .............................................................      32,183       27,070
         Savings ............................................................      39,685       37,713
         Time ...............................................................     128,511      115,634
         Time $100,000 and over .............................................      40,883       40,240
         Total Deposits .....................................................     278,137      253,196

Accrued interest payable ....................................................       3,144        2,416
Federal Funds Purchased .....................................................       4,800         --
Securities sold under agreements to repurchase ..............................         200          300
Short-term borrowings .......................................................       4,500         --
Long-term debt ..............................................................      48,328       20,023
Other liabilities ...........................................................       1,329          799
         Total Liabilities ..................................................     340,438      276,734







STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of .............................        --           --
  $1.25 par value each; no outstanding shares
Common stock: Authorized, 5,000,000 shares of
  $.42 par value each; issued and outstanding
  1,778,937 shares in 1997 and 1,761,776 in 1996 ............................         747          740
Capital surplus .............................................................      11,408       11,099
Retained earnings ...........................................................      11,049        9,572
Net unrealized securities gains (losses) on
  available-for-sale securities .............................................         (21         (239)

         Total Stockholders' Equity .........................................      23,183       21,172
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY .............................................   $ 363,621    $ 297,906

The accompanying notes are an integral part of the consolidated financial statements.


                            LAKE ARIEL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED             THREE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    1997      1996      1997      1996
                                                                  (in thousands, except per share data)
    ..........................................................

INTEREST INCOME:
Loans and leases .............................................   $12,427   $10,713   $ 4,388   $ 3,697
Investment Securities
    Taxable ..................................................     4,340     3,250     1,477     1,157
    Exempt from federal income taxes .........................     1,168       796       390       287
    Dividends ................................................       114        68        51        27
       Total Investment Securities
          Income .............................................     5,622     4,114     1,918     1,471
Deposits in banks ............................................         7         4         2         1
Federal funds sold ...........................................       196        93        75         8
       TOTAL INTEREST INCOME .................................    18,252    14,924     6,383     5,177

INTEREST EXPENSE:
Deposits .....................................................     7,572     6,534     2,686     2,270
Long-term debt ...............................................     2,262       740       755       252
Federal funds purchased ......................................        20        22        10        18
Short-term borrowings ........................................        45       113        31        20
Securities sold under agreements to
     repurchase ..............................................        11        13         4         3
      TOTAL INTEREST EXPENSE .................................     9,910     7,422     3,506     2,563

NET INTEREST INCOME ..........................................     8,342     7,502     2,877     2,614
PROVISION FOR POSSIBLE
  CREDIT LOSSES ..............................................       730       425       350       175
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE CREDIT LOSSES .................................     7,612     7,077     2,527     2,439

OTHER OPERATING INCOME:
Loan origination fees ........................................       168       160        19        13
Customer service charges and fees ............................       905       909       304       303
Mortgage servicing fees ......................................       258       247        90        80
Gain (loss) on available-
     for-sale securities .....................................        80        43        89        90
Gain (loss) on sale of loans, net ............................       185        61        63         2





Other income .................................................       728       469       332       162
       TOTAL OTHER OPERATING INCOME ..........................     2,324     1,889       897       650

OTHER OPERATING EXPENSES:
Salaries and benefits ........................................     3,112     2,661     1,062       900
Occupancy expense ............................................       986       799       315       259
Equipment expense ............................................       657       623       214       209
Advertising ..................................................       177       186        49        39
Other expenses ...............................................     1,842     1,584       673       585
       TOTAL OTHER OPERATING EXPENSES ........................     6,774     5,853     2,313     1,992

INCOME BEFORE PROVISION FOR
 INCOME TAXES ................................................     3,162     3,113     1,111     1,097
PROVISION FOR INCOME TAXES ...................................       765       835       250       320
NET INCOME ...................................................   $ 2,397   $ 2,278   $   861   $   777

Earnings per share*: .........................................   $  0.63   $  0.62   $  0.22   $  0.21
Dividends per share: .........................................   $   .25   $  0.22   $  0.09   $  0.08
Weighted average no. of
     shares outstanding*: ....................................     3,839     3,698     3,839     3,698

*Reflects adjustment for 5% stock dividends issued on October 1, 1997 and 1996, and a two-for-one stock split effective November 10, 1997. The accompanying notes are an integral part of the consolidated financial statements.


                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                            1997        1996
                                                                                                              (in thousands)
    ..................................................................................................

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................................................   $  2,397    $  2,278
  Adjustments  to  reconcile  net  income
     to net cash  provided  by  (used  in)
  operating activities:
     Provision for possible credit losses ............................................................        730         425
     Depreciation, amortization and accretion ........................................................        647         540
     (Increase) decrease in mortgage loans held for resale ...........................................     (3,681)        812
     Investment security (gains) losses, net .........................................................        (80)        (43)
     Loss on sale of foreclosed assets ...............................................................        100          40
     (Gain) loss on sale of equipment ................................................................         (5)       --
     (Increase) decrease in accrued interest receivable ..............................................       (746)       (255)
     Increase (decrease) in accrued interest payable .................................................        728         673
     (Increase) decrease in other assets .............................................................     (6,373)       (342)

     Increase (decrease) in other liabilities ........................................................        530        (266)

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ..............................................................................     (5,753)      3,862

CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities .........................................................................      2,911         392
    Purchases ........................................................................................    (34,180)     (4,457)







  Available-for-sale securities:
    Proceeds from maturities .........................................................................      3,133       7,369
    Proceeds from sales ..............................................................................     10,737      22,186
    Purchases ........................................................................................    (16,966)    (40,553)
  Net (increase) decrease in loans and leases ........................................................    (21,545)    (21,167)
  Purchases of premises and equipment ................................................................     (2,860)       (194)
  Proceeds from sale of equipment ....................................................................          5        --
  Proceeds from sale of foreclosed assets ............................................................        445          69
  NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES ............................................................................    (58,320)    (36,355)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits ...........................................................................     24,941      30,963
  Increase (decrease) in Federal funds purchased .....................................................      4,800        --
  Increase (decrease) in short-term borrowings .......................................................      4,500      (5,000)
  Increase (decrease) in securities sold under
    agreements to repurchase .........................................................................       (100)       (100)
  Proceeds from long-term debt .......................................................................     30,000        --
  Principal payments on long-term debt ...............................................................     (1,695)        (31)
  Proceeds from issuance of common stock .............................................................        316         241
  Cash dividends .....................................................................................       (921)
                                                                                                                         (800)

 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ..............................................................................     61,841      30,473

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS .......................................................     (2,232)     (2,020)
CASH & CASH EQUIVALENTS AT  BEGINNING OF PERIOD ......................................................     15,971      12,519
CASH & CASH EQUIVALENTS AT  END OF PERIOD ............................................................   $ 13,739    $ 10,499
CASH PAID DURING THE PERIOD FOR:
   Interest ..........................................................................................   $  9,182    $  6,749
   Income taxes ......................................................................................   $    552    $    775

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

         Long-term debt at September 30, 1997 consisted of the following:

         Unsecured notes, payable in the amount
         of $31,200 semiannually, maturing
         April 22,1998...........................................$      62,000


         Borrowings with The Federal Home Loan Bank......             48,266,000


Total.......................................                         $48,328,000
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

         Investment securities income increased 37.6% and is directly attributable to higher volume levels and increased yields during the first nine months of 1997. Tax exempt state and municipal securities income increased 46.8% due to higher volumes in tax-exempt securities. From a Federal income tax standpoint, a mid- 1996 strategy which continued into 1997 of increased investments in tax-exempt securities provided more favorable returns than were available in taxable securities. U.S. government agencies income increased by 33.5% because of higher volume levels and increased yields. During the last half of 1996 and the first half of 1997 the Company purchased approximately $35 million of securities with funds borrowed from the FHLB. The strategy that was employed provided a yield pickup between the invested and borrowed funds. Gross unrealized gains on held-to-maturity securities were approximately $721 thousand while gross unrealized losses amounted to $231 thousand.

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

                                                                                          Interest                         Interest
                                                               Average          Yield/    Income/     Average      Yield/   Income/
                                                              Balance (1)       Rate      Expense     Balance      Rate     Expense
                                                                                   (dollars in thousands)
    .......................................................

Assets
Federal funds sold ......................................     $  4,611         5.68%  $    196      $  2,336         5.32%  $     93
Deposits in Federal Home Loan Bank ......................          224         4.18%         7           126         4.24%         4
Investment Securities:
  U.S. government agencies ..............................       82,274         7.05%     4,340        64,050         6.78%     3,250
  State and municipal (2) ...............................       29,394         8.05%     1,770        19,420         8.30%     1,206
  Other securities ......................................        2,806         5.43%       114         1,427         6.37%        68

    Total Securities ....................................      114,474         7.27%     6,224      $ 84,897         7.12%     4,524
Loans and Leases:
  Commercial, financial and industrial ..................       61,811         9.28%     4,292        47,483         9.21%     3,270
  Real estate-construction and mortgage .................       90,116         8.05%     5,426        78,997         8.08%     4,775
  Installment loans to individuals (3) ..................       34,590         9.63%     2,491        33,752        10.05%     2,538
  Lease financing (3) ...................................        2,584        11.28%       218         2,011         8.64%       130

    Total Loans and Leases ..............................      189,101         8.79%    12,427       162,243         8.83%    10,713

Total earning assets ....................................      308,410         8.17%    18,854       249,602         8.21%    15,334
Cash and due from banks .................................       10,131      --            --          10,083      --            --
Premises and equipment ..................................       10,261      --            --           7,626      --            --
Other, less allowance for credit losses
  and loan fees .........................................        9,436      --            --           4,010      --            --


Total Assets ............................................     $338,238         7.45%  $ 18,854      $271,321         7.56%  $ 15,334

Liabilities and Stockholders' Equity
Interest-Bearing Deposits:
  Demand ................................................     $ 30,026         2.05%  $    460      $ 25,404         2.06%  $    391
  Savings ...............................................       38,677         2.02%       585        38,825         4.02%     1,168
  Time ..................................................      120,441         5.33%     4,804       103,740         5.03%     3,902
  Time over $100,000 ....................................       40,064         5.75%     1,723        31,640         4.53%     1,073

    Total Interest-Bearing Deposits .....................      229,208         4.42%     7,572      $199,609         4.38%     6,534
Federal Funds Purchased .................................          530         5.80%        23           547         5.38%        22
Short-term borrowings ...................................          591         5.88%        26         3,000         5.04%       113
Long-term debt ..........................................       47,593         6.40%     2,278        15,657         6.32%       740
Securities sold under agreements to repurchase ..........          279         5.27%        11           350         4.97%        13

    Total Interest-Bearing Liabilities ..................      278,201         4.76%     9,910       219,163         4.53%     7.422
Demand - noninterest - bearing ..........................       34,768      --            --          28,846      --            --
Other liabilities .......................................        3,490      --            --           3,253      --            --

Total Liabilities .......................................      316,459         4.19%     9,910       251,262         3.95%     7,422

Stockholders' equity ....................................       21,779      --            --          20,059      --            --


Total Liabilities and Stockholders' Equity ..............     $338,238         3.92%  $  9,910      $271,321         3.66%  $  7,422

Margin Analysis
   Interest income/earning assets .......................         --        --            8.17%     $ 18,854         8.21%  $ 15,334
   Interest expense/earning assets ......................         --        --            4.30%        9,910         3.97%     7,422

   Net interest income/earning assets ...................         --        --            3.87%     $  8,944         4.24%  $  7,912




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




Rate/Volume Variance Analysis Calculation for nine months ended September 30, 1997
                            1997 Compared to 1996 (4)

                                                                          Total ..                         Caused by
                                                                                     Variance       Rate     Volume
                                                                                          (in thousands)

    ..............................................................................

Interest Income:
Federal funds sold ...............................................................   $   103    $     7    $    96
Deposits in Federal Home Loan Bank ...............................................         3          0          3
Investment Securities:
  U.S. government agencies .......................................................     1,090        133        957
  State and municipal ............................................................       564        (38)       602
  Other securities ...............................................................        46        (11)        57

    Total Investment Securities ..................................................     1,700         84      1,616

Loans and Leases:

  Commercial, financial and industrial ...........................................     1,022         27        995
  Real estate-construction and mortgage ..........................................       651        (19)       670
  Installment loans to individuals ...............................................       (47)        73       (120)
  Lease financing ................................................................        88         46         42

    Total Loans and Leases .......................................................     1,714        127      1,587

Total Earning Assets .............................................................     3,520        218      3,302
Interest Expense:
Interest-bearing deposits:
  Demand .........................................................................        69         (2)        71
  Savings ........................................................................      (583)      (578)        (5)
  Time ...........................................................................       902        246        656
  Time over $100,000 .............................................................       650        327        323

    Total Interest-Bearing Deposits ..............................................     1,038         (7)     1,045
Federal Funds Purchased ..........................................................         1          2         (1)
Short-term borrowings ............................................................       (87)        22       (109)
Long-term debt ...................................................................     1,538          9      1,529
Securities sold under agreements to repurchase ...................................        (2)         1         (3)

Total Interest-Bearing Liabilities ...............................................     2,488         27      2,461

Net Interest Income Variances ....................................................   $ 1,032    $   191    $   841

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

         At September 30, 1997 the amount charged to operating expense for the provision for possible credit losses was $730 thousand compared to $425 thousand at September 30, 1996. In addition to the overall increase in the loan portfolio, this increased provision is mainly attributed to specific reserves being established for three commercial credits where collateral reevaluations have taken place due to the companies suffering financial setbacks. The provision represents management's assessment of the risks inherent in the loan and lease portfolio while providing amounts necessary to cover charge-offs. The allowance for possible credit losses was 1.06% at September 30, 1997 compared to 1.02% at September 30, 1996.

Changes in the  allowance  for possible  credit losses for the nine months ended
September 30, 1997, 1996 and 1995 were as follows:

                                                                                        1997      1996      1995
                                                                     (in thousands)
    ...............................................................................

Balance at beginning of period ....................................................   $1,830    $1,657    $1,496

Charge-offs:
     Real estate-construction .....................................................      -0-       -0-       -0-
     Real estate-mortgage .........................................................      104       143       200
     Commercial and industrial ....................................................       96        46       209
     Consumer installment & credit card ...........................................      280       208       103
     Lease financing ..............................................................        2
          Total ...................................................................      482       397       512


Recoveries:
     Real estate-construction .....................................................        0         0         0
     Real estate-mortgage .........................................................        0         0         0
     Commercial and industrial ....................................................       40        33         6
     Consumer installment & credit card ...........................................       35        49        38
     Lease financing
          Total ...................................................................       75        82        44

Net charge-offs ...................................................................      407       315       468

Provision for possible credit losses ..............................................      730       425       500

Balance at end of period ..........................................................   $2,153    $1,767    $1,528

Ratio of net charge-offs during period to
  average loans outstanding during period .........................................      .22%      .19%      .31%


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



                                                                                          September 30,       December 31,
                                                                                                     1997      1996
                                                                                               (Dollars in thousands)

    ............................................................................................

Loans past due 90 days or more .................................................................   $1,495    $1,593
Impaired loans on nonaccrual status ............................................................      451       542
Other Nonaccrual loans .........................................................................      124        73
  Total nonperforming loans ....................................................................    2,070     2,208

Foreclosed assets held for sale ................................................................      561       841
  Total nonperforming assets ...................................................................   $2,631    $3,049


Nonperforming loans as a percent
  of loans .....................................................................................     1.03%     1.24%

Nonperforming assets as a percent
  assets .......................................................................................      .72%     1.02%


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

                              3 months    3 through    1 through        Over       Total
                              or less     12 months     3 years     3 years
                                                  (in thousands)

    .......................

Cash and Cash Equivalents .   $ 13,738    $   --       $   --       $   --      $ 13,738
Investment securities(1)(2)     20,239      14,710       31,411       55,451
                                                                                 121,811
Loans(2) ..................     78,087      29,184       34,428       56,178     197,877
Fixed and Other Assets ....       --          --           --         30,375      30,375
  Total ...................   $112,064    $ 43,894     $ 65,839     $142,004    $363,801

Non Interest-bearing
 transaction deposits(3) ..   $  9,228    $   --       $  9,228     $ 18,457    $ 36,913
Interest-bearing
 transaction deposits(3) ..       --         6,263       20,934       44,672      71,869
Time ......................     28,940      64,490       17,890       17,191     128,511
Time over $100,000 ........     12,142      19,724        4,598        4,419      40,883
Repurchase agreements .....        200        --           --           --           200
Short-term borrowings .....      9,405         314          838        1,484      12,041
Long-term debt ............     10,599       1,797       14,793       18,397      45,586
Other Liabilities .........       --          --           --          4,364       4,364
Total .....................   $ 70,514    $ 92,588     $ 68,281     $108,984    $340,367

Interest Sensitivity Gap ..   $ 41,550    $(48,694)    $ (2,442)    $ 33,020
Cumulative Gap ............   $ 41,550    $ (7,144)    $ (9,586)    $ 23,434
Cumulative Gap to
  Total Assets ............                   11.4%        (2.0)%       (2.6)%       6.4%

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

Primary capital ..........   $ 23,183
Intangible assets ........        603

Tier I capital ...........     22,580

Tier II Capital ..........      2,153
Total Risk-Based Capital .   $ 24,733

Total Risk-Weighted Assets   $215,922

Tier I Ratio .............      10.46%

Risk-Based Capital Ratio .      11.45%

Tier I Leverage Ratio ....       6.69%

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


                                                    LAKE ARIEL BANCORP, INC.



Date November 6, 1997                       By ________________________________
                                                     John G. Martines
                                                  CHIEF EXECUTIVE OFFICER




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