Form 10-K
period 1997-12-31
LAKE ARIEL BANCORP INC
filed 1998-03-30
CIK 723878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____to_____

Commission file Number:  2-85306

                            LAKE ARIEL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                              23-2244948
(State of other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification Number)

Post Office Box 67, Route 191, Lake Ariel, Pennsylvania          18436
(Address of principal executive offices)                         (Zip Code)

Registrant=s telephone number, including area code:  (717) 698-5695

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.21 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on average bid and asked prices: $58,453,883 million at March 17, 1998.

     As of March 17, 1998, the registrant had outstanding 4,562,148 shares of its common stock, par value $.21 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions  of  the  Annual  Report  to   shareholders   of  the
registrant for the year ended December 31, 1997, are incorporated by reference in Part II of this Annual Report.

                                  Page 1 of 82
                            Exhibit Index on Page 41

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-K

                                      Index
Part I                                                          Page

Item 1.   Business.......................................        3

Item 2.   Properties.....................................        22

Item 3.   Legal Proceedings..............................        23

Item 4.   Submission of Matters to a Vote of Security Holders..  Not Applicable

Part II

Item 5.   Market for the Registrant=s Common Equity and
          Related Shareholder Matters.....................       24

Item 6.   Selected Financial Data.........................       26

Item 7.   Management=s Discussion and Analysis of Financial
          Condition and Results of Operations..............      26

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk............................                27

Item 8.   Financial Statements and Supplementary Data.......     27

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..............      Not Applicable

Part III

Item 10.  Directors and Executive Officers of the Registrant     27

Item 11.  Executive Compensation..........................       31

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.......................................      33

Item 13.  Certain Relationships and Related Transactions....     35

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K......................................      36

Signatures        .........................................      38

Exhibit Index     .........................................      41

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-K

                                     Part I


Item 1.  Business

         General

     Lake Ariel Bancorp, Inc.("Bancorp"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bancorp was organized on May 23, 1983, and commenced operations on November 26, 1983. Bancorp has one wholly-owned subsidiary, LA Bank, National Association (the "Bank"). Bancorp's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 1997, Bancorp had total consolidated assets, deposits and stockholders' equity of approximately $368.1 million, $280.5 million and $35.8 million, respectively.

     The Bank was organized in 1910. The Bank is a national banking association that is a member of the Federal Reserve System and the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). The Bank has fifteen (15) branch locations (three branches within Wayne County, seven branches within Lackawanna County, four branches within Pike County and one branch within Monroe County), and a Financial Center (within Lackawanna County, Pennsylvania). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. The Bank has two subsidiaries, LA Lease, Inc., that engages in the leasing of personal property, and Ariel Financial Services, Inc., a newly formed business unit offering stocks, bonds, annuities and other insurance-related products.

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

     Bancorp is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of Bancorp and any or all of its subsidiaries. Subject to certain exceptions, a bank holding company and its subsidiaries are generally prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called AAnti-tie-in@ provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

     Permitted Non-Banking Activities

     The Federal Reserve Board permits bank holding companies or their subsidiaries to engage in nonbanking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

     (1) Extending credit and servicing loans. Making, acquiring, brokering, or servicing loans or other extensions of credit (including factoring, issuing letters of credit and accepting drafts) for the company's account or for the account of others.

     (2) Activities related to extending credit. Any activity usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit, as determined by the Federal Reserve Board. The Federal Reserve Board has determined that the following activities are usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit:

(i) Real estate and personal property appraising. Performing appraisals of real estate and tangible and intangible personal property, including securities.

(ii) Arranging commercial real estate equity financing. Acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors, if the bank holding company and its affiliates do not have an interest in, or participate in managing or developing, a real estate project for which it arranges equity financing, and do not promote or sponsor the development of the property.

(iii)Check-guaranty services. Authorizing a subscribing merchant to accept personal checks tendered by the merchant's customers in payment for goods and services, and purchasing from the merchant validly authorized checks that are subsequently dishonored.

(iv) Collection agency services. Collecting overdue accounts receivable, either retail or commercial.

(v) Credit bureau services. Maintaining information related to the credit history of consumers and providing the information to a credit grantor who is considering a borrower's application for credit or who has extended credit to the borrower.

(vi) Asset management, servicing, and collection activities. Engaging under contract with a third party in asset management, servicing, and collection of assets of a type that an insured depository institution may originate and own, if the company does not engage in real property management or real estate brokerage services as part of these services.

(vii)Acquiring debt in default. Acquiring debt that is in default at the time of acquisition under certain conditions.

(viii) Real estate settlement servicing. Providing real estate settlement services.

     (3) Leasing personal or real property. Leasing personal or real property or acting as agent, broker, or adviser in leasing such property under certain conditions.

     (4) Operating nonbank depository institutions:

(i) Industrial banking. Owning, controlling, or operating an industrial bank, Morris Plan bank, or industrial loan company, so long as the institution is not a bank.

(ii) Operating savings association. Owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities, lending, and other activities that are permissible for bank holding companies.

     (5) Trust company functions. Performing functions or activities that may be performed by a trust company (including activities of a fiduciary, agency, or custodial nature), in the manner authorized by federal or state law, so long as the company is not a bank for purposes of the Bank Holding Company Act.

     (6) Financial and investment advisory activities. Acting as investment or financial advisor to any person, including (without, in any way, limiting the foregoing):

                  (i) Serving as investment adviser (as defined in section 2(a)(20) of the Investment Company Act of 1940, 15 U.S.C. 80a-2(a)(20)), to an investment company registered under that act, including sponsoring, organizing, and managing a closed-end investment company;

                  (ii)  Furnishing  general  economic  information  and  advice,
         general  economic  statistical   forecasting  services,   and  industry
         studies;

                  (iii) Providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, leveraged buyouts, recapitalizations, capital structurings, financing transactions and similar transactions, and conducting financial feasibility studies;

                  (iv) Providing information, statistical forecasting, and advice with respect to any transaction in foreign exchange, swaps, and similar transactions, commodities, and any forward contract, option, future, option on a future, and similar instruments;

                  (v) Providing educational courses, and instructional materials to consumers on individual financial management matters; and

                  (vi) Providing tax-planning and tax-preparation services to any person.


         (7) Agency transactional services for customer investments:

                  (i) Securities brokerage. Providing securities brokerage services (including securities clearing and/or securities execution services on an exchange), whether alone or in combination with investment advisory services, and incidental activities (including related securities credit activities and custodial services), if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing.

                  (ii) Riskless principal transactions. Buying and selling in the secondary market all types of securities on the order of customers as a "riskless principal" to the extent of engaging in a transaction in which the company, after receiving an order to buy (or sell) a security from a customer, purchases (or sells) the security for its own account to offset a contemporaneous sale to (or purchase from) the customer. This does not include:

                           (A) Selling  bank-ineligible  securities at the order
                  of a customer that is the issuer of the securities, or selling bank-ineligible securities in any transaction where the company has a contractual agreement to place the securities as agent of the issuer; or

                           (B) Acting as a riskless principal in any transaction
                  involving a bank-ineligible security for which the company or any of its affiliates acts as underwriter (during the period of the underwriting or for 30 days thereafter) or dealer.

                  (iii) Private placement services. Acting as agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 ("1933 Act") and the rules of the Securities and Exchange Commission, if the company engaged in the activity does not purchase or repurchase for its own account the securities being placed, or hold in inventory unsold portions of issues of these securities.

                  (iv) Futures commission merchant. Acting as a futures commission merchant ("FCM") for unaffiliated persons in the execution, clearance, or execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad under certain conditions.

                  (v) Other  transactional  services.  Providing to customers as
         agent  transactional   services  with  respect  to  swaps  and  similar
         transactions.

         (8)      Investment transactions as principal:

                  (i) Underwriting and dealing in government obligations and money market instruments. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations that state member banks of the Federal Reserve System may be authorized to underwrite and deal in under 12 U.S.C. 24 and 335, including banker's acceptances and certificates of deposit, under the same limitations as would be applicable if the activity were performed by the bank holding company's subsidiary member banks or its subsidiary nonmember banks as if they were member banks.

                  (ii) Investing and trading activities. Engaging as principal in:

                           (A) Foreign exchange;

                           (B) Forward contracts,  options,  futures, options on
                  futures, swaps, and similar contracts, whether traded on exchanges or not, based on any rate, price, financial asset (including gold, silver, platinum, palladium, copper, or any other metal approved by the Board), nonfinancial asset, or group of assets, other than a bank-ineligible security under certain conditions.

                           (C) Forward contracts,  options,  futures, options on
                  futures, swaps, and similar contracts, whether traded on exchanges or not, based on an index of a rate, a price, or the value of any financial asset, nonfinancial asset, or group of assets, if the contract requires such settlement.

                  (iii) Buying and selling bullion, and related activities. Buying, selling and storing bars, rounds, bullion, and coins of gold, silver, platinum, palladium, copper, and any other metal approved by the Federal Reserve Board, for the company's own account and the account of others, and providing incidental services such as arranging for storage, safe custody, assaying, and shipment.

         (9) Management consulting and counseling activities:

                  (i) Management consulting. Providing management consulting advice under certain conditions.

                  (ii) Employee benefits consulting services. Providing consulting services to employee benefit, compensation and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans, and developing employee communication programs for plans.

                  (iii) Career counseling services. Providing career counseling services to: (A) A financial organization and individuals currently employed by, or recently displaced from, a financial organization;

                           (B)Individuals who are seeking employment at a
                  financial organization; and

                           (C) Individuals who are currently  employed in or who
                  seek   positions  in  the  finance,   accounting,   and  audit
                  departments of any company.

         (10)     Support services:

                  (i)      Courier services.  Providing courier services for:

                           (A) Checks, commercial papers, documents, and written
                  instruments (excluding currency or bearer-type negotiable instruments) that are exchanged among banks and financial institutions; and

                           (B) Audit and accounting media of a banking or financial nature and other business records and documents used in processing such media.

                  (ii) Printing and selling MICR-encoded items. Printing and selling checks and related documents, including corporate image checks, cash tickets, voucher checks, deposit slips, savings withdrawal packages, and other forms that require Magnetic
                           Ink  Character   Recognition ("MICR") encoding.

         (11)     Insurance agency and underwriting:

                  (i) Credit insurance. Acting as principal, agent, or broker for insurance (including home mortgage redemption insurance) that is:

                           (A) Directly related to an extension of credit by the bank holding company or any of its subsidiaries; and

                           (B) Limited to ensuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability, or involuntary unemployment of the debtor.

                  (ii) Finance company subsidiary. Acting as agent or broker for insurance directly related to an extension of credit by a finance company that is a subsidiary of a bank holding company under certain conditions.

                  (iii) Insurance in small towns. Engaging in any insurance agency activity in a place where the bank holding company or a subsidiary of the bank holding company has a lending office and that:

                           (A)Has a population not exceeding 5,000 (as shown in
                  the preceding decennial census); or

                           (B) Has inadequate  insurance agency  facilities,  as
                  determined by the Federal Reserve Board, after notice and opportunity for hearing.

                  (iv) Insurance-agency activities conducted on May 1, 1982. Under certain restrictions, engaging in any specific insurance-agency activity if the bank holding company, or subsidiary conducting the specific activity, conducted such activity on May 1, 1982, or received the Federal Reserve Board approval to conduct such activity on or before May 1, 1982.

                  (v) Supervision of retail insurance agents. Supervising on behalf of insurance underwriters the activities of retail insurance agents who sell:

                           (A) Fidelity insurance and property and casualty insurance on the real and personal property used in the operations of the bank holding company or its subsidiaries; and

                           (B) Group  insurance  that  protects the employees of
                  the bank holding company or its subsidiaries.

                  (vi)   Small  bank   holding   companies.   Engaging   in  any
         insurance-agency activity if the bank holding company has total consolidated assets of $50 million or less.

                  (vii) Insurance-agency activities conducted before 1971. Engaging in any insurance-agency activity performed at any location in the United States directly or indirectly by a bank holding company that was engaged in insurance-agency activities prior to January 1, 1971, as a consequence of approval by the Federal Reserve Board prior to January 1, 1971.

         (12)     Community development activities:

                  (i) Financing and investment activities. Making equity and debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents.

                 (ii) Advisory activities. Providing advisory and related services for programs designed primarily to promote community welfare.

         (13) Money orders, savings bonds, and traveler's checks. The issuance and sale at retail of money orders and similar consumer-type payment instruments; the sale of U.S. savings bonds; and the issuance and sale of traveler's checks.

         (14) Data processing. Providing data processing and data processing and data transmission services, facilities (including data processing and data transmission hardware, software, documentation, or operating personnel), data bases, advice, and access to such services, facilities, or data bases by any technological means under certain conditions.

     Pennsylvania Banking Law

     Under the Pennsylvania Banking Code of 1965, as amended (the ACode@), Bancorp is permitted to control an unlimited number of banks. However, Bancorp would be required, under the Bank Holding Company Act, to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than the Bank, if, after such acquisition, it would own or control more than five percent (5%) of the voting shares of such bank.


     Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

     Interstate bank mergers and branch purchase and assumption transactions were allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States could also enact legislation to allow for de novo interstate branching of out-of-state banks. In July 1995, Pennsylvania adopted "opt-in" legislation which allows such transactions.


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

     Examinations and Audits. Annual full-scope, on-site examinations are required for all FDIC-insured institutions with assets of $500 million or more. For bank holding companies with $500 million or more in assets, the independent accountants of such companies shall attest to the accuracy of management=s report. Such accountants shall also monitor management=s compliance with governing laws and regulations. Such companies are also required to select an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants the reports that must be submitted to the appropriate bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the FDIC and to the appropriate federal and state bank regulatory agency.

     Prompt  Corrective  Action.  In  order  to  reduce  losses  to the  deposit insurance  funds,  the  FDICIA  established  a format  to more  closely  monitor
FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDICIA established five ACapital@ categories. They are: (1) well-capitalized; (2) adequately capitalized; (3) undercapitalized; (4) significantly undercapitalized; and (5) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on depository institutions as they descend the capital categories from well capitalized to critically undercapitalized.

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

     An "adequately capitalized" institution would be one that meets the required minimum capital levels, but does not meet the definition of a Awell-capitalized@ institution. The existing capital rules generally require banks to maintain a Tier I leverage capital ratio of at least 4% and an 8% or greater total risk-based capital ratio. Since the risk-based standards also require at least half of the total risk-based capital requirement to be in the form of Tier I capital, this also will mean that an institution would need to maintain at least a 4% Tier I risk-based capital ratio. Thus, an institution would need to meet each of the required minimum capital levels in order to be deemed "adequately capitalized."

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

     A "significantly undercapitalized" institution would have a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a Tier I leverage capital ratio of less than 3%, as the case may be. Institutions in this category would be subject to all the restrictions that apply to "undercapitalized" institutions. Certain other mandatory prohibitions also would apply, such as restrictions against the payment of bonuses or raises to senior executive officers without the prior approval of the institution=s primary federal regulator. A number of other restrictions may be imposed.

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

     At a minimum, any institution that becomes Acritically undercapitalized@ is prohibited from taking the following actions without the prior written approval of its primary federal supervisory agency: engaging in any material transactions other than in the usual course of business; extending credit for highly leveraged transactions ("HLTs"); amending its charter or bylaws; making any material changes in accounting methods; engaging in certain transactions with affiliates; paying excessive compensation or bonuses; and paying interest on liabilities exceeding the prevailing rates in the institution's market area. In addition, a "critically undercapitalized" institution is prohibited from paying interest or principal on its subordinated debt and is subject to being placed in conservatorship or receivership if its tangible equity capital level is not increased within certain mandated time frames.

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


     Bank Enterprise Act of 1991. Within the overall FDICIA is a separate subtitle called the "Bank Enterprise Act of 1991." The purpose of this Act is to encourage banking institutions to establish Abasic transaction services for consumers@ or so-called Alifeline accounts.@ The FDIC assessment rate is reduced for all lifeline depository accounts. This Act establishes ten (10) factors which are the minimum requirements to qualify as a lifeline depository account. Some of these factors relate to minimum opening and balance amounts, minimum number of monthly withdrawals, the absence of discriminatory practices against low-income individuals and minimum service charges and fees. Moreover, the Housing and Community Development Act of 1972 requires that the FDIC's risk-based assessment system include provisions regarding life-line accounts. Assessment rates applicable to life-line accounts are to be established by FDIC rule.

     Truth in Savings Act. The FDICIA also contains the Truth in Savings Act ("TSA"). The Federal Reserve Board has adopted regulations (ARegulation DD@) under the TSA. The purpose of TSA is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. In addition to disclosures to be provided when a customer establishes a deposit account, TSA requires the depository institution to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned; (2) the amount of interest earned; (3) the amount of any fees and charges imposed; and (4) the number of days in the reporting period. TSA allows for civil lawsuits to be initiated by customers if the depository institution violates any provision or regulation under TSA.

     FDIC Insurance Assessments


         The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

         Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of the institution's strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group.

         Over the last two years, FDIC insurance assessments have seen several changes for both BIF and SAIF institutions. The most recent change occurred on September 30, 1996, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of March 31, 1995. This assessment, which was 65.7 cents per $100 in deposits, raised approximately $4.7 billion to bring the SAIF up to is required 1.25 reserve ratio. This special assessment, paid on November 30, 1996, had no effect on the Bank. The second part of the bill remedied the future anticipated shortfall with respect to the payment of FICO interest. For 1997 through 1999, the banking industry will help pay the FICO interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FICO assessment on BIF insured deposits is 1.29 cents per $100 in deposits; for SAIF insured deposits it is 6.44 cents per $100 in deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits. At December 31, 1997, the FICO interest assessment paid by the Bank was approximately $30,000. The Bank has not been required to pay any FDIC insurance assessments since the fourth quarter of 1996 because BIF has met its statutorily required ratios and the Bank is categorized as "well capitalized."


                  Regulatory Capital Requirements

     The following table presents Bancorp=s consolidated capital ratios at December 31, 1997.
                                                       (In Thousands)
Tier I Capital......................................          $35,232

Tier II Capital......................................           2,041
Total Capital........................................         $37,273

Adjusted Total Average Assets........................        $344,066
Total Adjusted Risk-Weighted Assets(1)...............        $205,743

Tier I Risk-Based Capital Ratio(2).....................         17.12%
Required Tier I Risk-Based Capital Ratio.............            4.00%
Excess Tier I Risk-Based Capital Ratio.................         13.12%

Total Risk-Based Capital Ratio(3)......................         18.12%
Required Total Risk-Based Capital Ratio................          8.00%
Excess Total Risk-Based Capital Ratio..................         10.12%

Tier I Leverage Ratio(4)...............................         10.26%
Required Tier I Leverage Ratio.........................          4.00%
Excess Tier I Leverage Ratio...........................          6.26%
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


 History and Business - Bank

     The Bank's legal headquarters are located on Route 191, Lake Ariel, Pennsylvania.

     As of December 31, 1997, the Bank had total assets of $368.1 million, total shareholders' equity of $35.8 million and total deposits and other liabilities of $332.3 million.

     The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, and making secured and unsecured commercial and consumer loans. The Bank=s business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

     At December 31, 1997, the Bank had 109 full-time employees and 39 part-time employees. The Bank is not a party to any collective bargaining agreement.

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

     Federal and state banking laws and regulations govern, among other things, the scope of a bank=s business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. All banks in Pennsylvania are permitted to maintain branch offices in any county of the state. Branches of national banks may be established only after approval by the OCC. The OCC is required to grant approval only if it finds that there is a need for banking services or facilities such as are contemplated by the proposed branch. The OCC may disapprove the application if the bank does not have the capital and surplus deemed necessary by the OCC, or if the application relates to the establishment of a branch in a county contiguous to the county in which the applicant=s principal place of business is located, and another banking institution that has its principal place of business in the county in which the proposed branch would be located, has in good faith, notified the OCC of its intention to establish a branch in the same municipal location in which the proposed branch would be located.

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

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulations of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank=s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

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


     Community Reinvestment Act

     The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution=s record in meeting the credit needs of its community. Until May 1995, a depository institution was evaluated for CRA compliance based upon 12 assessment factors.

     The CRA regulations were completely revised as of May 4, 1995, to establish new performance-based standards for use in examining a depository institution=s compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. A "small bank" is defined as a bank which has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. Pursuant to the revised CRA regulations, a depository institution which qualifies as a Asmall bank@ will be examined under a streamlined procedure which emphasizes lending activities. The streamlined examination procedures for a small bank became effective on January 1, 1996.

     A large retail institution is one which does not meet the Asmall bank@ definition, above. A large retail institution can be evaluated under one of two tests: (1) a three-part test evaluating the institution=s lending, service and investment performance; or (2) a "strategic plan" designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large institution must choose one of these options prior to July 1997, but may opt to be examined under one of these two options prior to that time. Effective January 1, 1996, a large retail institution that opts to be examined pursuant to a strategic plan may submit its strategic plan to the bank regulators for approval.

     In addition, the revised CRA regulations include separate rules regarding the manner in which Awholesale banks@ and Alimited purpose banks@ will be evaluated for compliance.

     The new CRA regulations were phased in over a two-year period, beginning July 1, 1995, with a final effective date of July 1, 1997. Until the applicable test was phased in, institutions were examined under the prior CRA regulations.

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

     For the purposes of the revised CRA regulations, the Bank is deemed to be a large depository institution, based upon financial information as of December 31, 1997. In the future, the Bank will be evaluated for CRA compliance using the three-part, performance-based test. The Bank had a CRA Compliance examination in 1996 and received a "satisfactory" rating. The Bank did not have a CRA compliance examination in 1997.


     Concentration


     Bancorp and the Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on the financial condition of Bancorp or the Bank.


     Business - LA Lease, Inc.

     The principal office of LA Lease, Inc. is located at Route 191, Lake Ariel, Pennsylvania 18436 (the Lake Ariel branch of the Bank).

     As of December 31, 1997, LA Lease, Inc. had total assets of $3.2 million, total shareholders' equity of $100 thousand and other liabilities of $3.1 million.

     LA Lease, Inc. provides financing to consumers and businesses in the form of vehicle and equipment leases. The business of LA Lease, Inc. is not seasonal in nature.


     Business - Ariel Financial Services, Inc.

     The principal office of Ariel Financial Services, Inc. is located at Route 191, Lake Ariel, Pennsylvania 18436 (the Lake Ariel branch of the Bank).

     This subsidiary of LA Bank was incorporated on July 11, 1997, to deliver non-depository investment and annuity products to the customers of LA Bank. As of December 31, 1997, Ariel Financial Services, Inc. had no material assets or liabilities.

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

   1      Route 191                    Own      3,000  Banking services and
          Lake Ariel, PA                               Main Office

   2      Route 191                    Own      1,800  Greene-Dreher branch
          Newfoundland, PA

   3      Routes 191 and 590           Own      2,900  Hamlin Corners branch
          Hamlin, PA

   4      Routes 247 and 348           Own      2,400  Mt. Cobb branch
          Lake Ariel, PA

   5      Route 6                      Own      2,800  Eynon branch
          Scranton-Carbondale
          Highway

   6      Keyser Avenue                Own      3,000  Keyser Valley branch
          Scranton, PA

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

   8      East Grove Street &          Own      3,000   Clarks Green branch
          South Abington Road
          Clarks Green, PA

   9      Route 6                      Lease    5,535   Carbondale branch
          Ames Shopping Plaza

  10      Routes 6 and 209             Own     11,000   Milford Township branch
          Milford, PA

  11      Route 739                    Lease    1,250   Lords Valley branch
          Lords Valley Shopping Plaza

  12      HC6 Box 6931                 Lease    2,600   Lake Wallenpaupack
          Hawley, PA                                     Branch

  13      214 W. Harford Street        Own     10,350   Milford Branch
          Milford, PA

  14      Route 390-Barrett Township   Own      3,700   Mountainhome Branch
          Mountainhome, PA

  15      409 Lackawanna Avenue        Lease      670   Scranton Branch
          Scranton, PA

  16      409 Lackawanna Avenue        Lease   20,800   Financial Center
          Suite 201
          Scranton, PA

  17      Keyser Avenue                Own      7,500   Commercial Rental Prop.
          Scranton, PA

     For  information  with respect to obligations  for lease rentals,  refer to
Note 5 of the Notes to Consolidated Financial Statements in Bancorp=s Annual Report filed at Exhibit 13 hereto and is incorporated in its entirety by reference. The branches that are under lease have customary commercial lease options to extend the terms of the applicable lease.

     It is management=s opinion that the facilities currently utilized are suitable and adequate for current and immediate future purposes.


Item 3.   Legal Proceedings

     General

     The nature of Bancorp=s and the Bank=s business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of Bancorp and the Bank, there are no proceedings pending to which Bancorp and the Bank are a party or to which their property is subject, which, if determined adversely to Bancorp and the Bank, would be material in relation to Bancorp=s and the Bank=s undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of Bancorp and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against Bancorp and the Bank by government authorities or others.

     Environmental Issues

     There are several federal and state statutes that govern the obligations of financial institutions with respect to environmental issues. Besides being responsible under such statutes for its own conduct, a bank also may be held liable under certain circumstances for actions of borrowers or other third parties on properties that collateralize loans held by the bank. Such potential liability may far exceed the original amount of the loan made by the bank. Currently, the Bank is not a party to any pending legal proceedings under any environmental statue nor is the Bank aware of any circumstances that may give rise to liability of them under any such statute.

                                     Part II


Item 5.           Market for the Common Equity and Related Stockholder Matters

     The Company's common stock has been listed on the Nasdaq National Market since November 21, 1997, and was previously listed on the Nasdaq Small-Cap Market since December 9, 1993. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Market(R) and the Nasdaq SmallCap MarketsSM. The Nasdaq Stock Market is operated by the Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. The Nasdaq National Market symbol for the Company's common stock is "LABN." At December 31, 1997, the total number of holders of record of the common stock was approximately 1200.

     The table below presents the high and low bid prices reported for the Common Stock and the cash dividends declared on such Common Stock for the periods indicated. The range of high and low prices is based on trade prices reported on the Nasdaq Small-Cap Market, except for the fourth quarter of 1997. Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. On December 31, 1997, the closing price of share of Common Stock on the Nasdaq National Market was $17.75. All prices and dividends have been restated to reflect the 5% stock dividends paid in October 1997 and 1996, and the two-for-one stock split effective on November 10, 1997.

 Year     Quarter   High      Low       Dividends Declared

1997      4th     $ 22.00   $13.90    $0.13
          3rd       14.05     9.50     0.09
          2nd        9.75     9.50     0.08
          1st       11.30     9.75     0.08

1996      4th     $ 12.15  $  7.5    $ 0.11
          3rd        8.20     7.20     0.08
          2nd        7.60     6.45     0.08
          1st        7.70     6.70     0.08

1995      4th        6.80     6.70     0.09
          3rd        7.60     6.25     0.07
          2nd        7.50     7.15     0.06
          1st        7.95     7.40     0.06


     As of March 17, 1998, Bancorp had approximately 1400 shareholders of record.

     Since 1983, Bancorp has paid cash dividends. It is the present intention of Bancorp=s Board of Directors to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial condition, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Cash available for the payment of dividends must initially come from dividends paid by the Bank to Bancorp. Therefore, the restrictions on the Bank=s dividend payments are directly applicable to Bancorp.


     Dividend Restrictions on the Bank

     The OCC has issued rules governing the payment of dividends by national banks. Consequently, the Bank (which is subject to these rules) may not pay dividends from capital (unimpaired common and preferred stock outstanding) but only from retained earnings after deducting losses and bad debts therefrom. ABad debts@ are defined as matured obligations in which interest is past due and unpaid for ninety (90) days, but do not include well-secured obligations that are in the process of collection.

     Previously, the Bank was permitted to add the balances in its allowance for possible credit and lease losses in determining retained earnings, but the OCC=s new regulations prohibit that practice. However, to the extent that (1) the Bank has capital surplus in an amount in excess of common capital and (2) if the Bank can prove that such surplus resulted from prior period earnings, the Bank, upon approval of the OCC, may transfer earned surplus to retained earnings and thereby increase its dividend paying capacity.

     If, however, the Bank has insufficient retained earnings to pay a dividend, the OCC's regulations allow the Bank to reduce its capital to a specified level and to pay dividends upon receipt of the approval of the OCC as well as that of the holders of two thirds of the outstanding shares of the Common Stock.

     The Bank is allowed to pay dividends no more frequently than quarterly. Moreover, the Bank must obtain the OCC=s approval before paying a dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of (1) the Bank=s net profits for that year plus (2) its retained net profits for the immediately preceding two years less (3) any required transfers to surplus or a fund for the retirement of preferred stock.

     The Bank may not pay any dividends on its capital stock during the period in which it may be in default in the payment of its assessment for deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank=s preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and, moreover, the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act, dividends cannot be declared and paid if the OCC obtains a cease and desist order because such payment would constitute an unsafe and unsound banking practice. As of December 31, 1997, there was $3.9 million in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to Bancorp under the current OCC regulations.

     Dividend Restrictions on Bancorp

     Under the Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"), Bancorp may not pay a dividend if, after giving effect thereto, either
(a) Bancorp would be unable to pay its debts as they become due in the usual course of business or (b) Bancorp=s total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (i) financial statements prepared on the basis of generally accepted accounting principles; (ii) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or (iii) a fair valuation or other method that is reasonable under the circumstances.


Item 6.           Selected Financial Data

     The information called for by this item is filed at Exhibit 99A hereto and is incorporated in its entirety by reference under this Item 6.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The caption "Management's Discussion and Analysis" contained in excerpts from Bancorp=s Annual Report (beginning at page 13 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 7.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

     The caption "Interest Rate Risk Management" contained in the "Management's Discussion and Analysis" section of Bancorp's Annual Report (beginning at page 24 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 7A.


Item 8.                    Financial Statements and Supplementary Data

     Bancorp's Consolidated Financial Statements and notes thereto contained in excerpts from Bancorp's Annual Report (beginning at page 38 thereto) filed at
Exhibit 13 hereto are  incorporated  in their  entirety by reference  under this
Item 8.

                                    Part III


Item 10.          Directors and Executive Officers of the Registrant

     The following table contains certain information with respect to the nominees and the directors whose terms of office expire in 1998, 1999 and 2000, respectively.

                              Principal Occupation               Director Since
Name                Age       for Past Five Years              Corporation/Bank

Class 1 Directors Whose Term Expires In 1998 And
Nominees For Class 1 Director Whose Term Expires in 2001

Donald E. Chapman   61       Self-employed insurance broker and  1983/1972
(1)(2)(4)(6)(7)               real estate developer

Paul D. Horger      60       Partner in the Law Firm of Oliver,  1998/1997
(3)(5)(7)                     Price & Rhodes

William C. Gumble   60       Retired Attorney-at-law             1985/1985
3)(4)(5)(6)(7)

Class 1 Director Whose Term Expires In 1998

Arthur M. Davis     70       President of the Lake Ariel         1983/1969
(3)(5)(8)                     Hardware & Supply Co., Inc.

Class 3 Directors Whose Term Expires In 1999

John G. Martines    51       President of the Bank and Chief     1983/1979
(1)(3)(5)(7)                  Executive Officer of the Corporation

Harry F. Schoenagel 62       Partner of Schoenagel and Schoenagel  1985/1985
(1)(2)(6)(7)                  (general civil engineering and surveying)

Class 2 Directors Whose Term Expires In 2000

Bruce D. Howe       66       President of John T. Howe, Inc.
 (3)(4)(5)                    (a company                         1983/1977
                              that operates local fuel and heating oil companies, a motel and an interstate truck stop) and President of Howe's Twin Rocks,
                              Inc. (a local restaurant).

Peter O. Clauss     68       Retired; Former President of C & D  1988/1988
(1)(2) Builders Inc. (construction of residential and light commercial buildings)

--------------------
(1) Member of the Loan Review Committee of the Bank. This committee reviews past due and classified loans and actions to be taken. Moreover, this committee determines the adequacy of the loan loss reserve and the amount to be charged for the provision of loan losses. The committee met four (4) times in 1997.
(2) Member of the Audit Committee of the Bank. This committee reviews the reports of the auditors and the results of examinations by the Federal Reserve System and Comptroller of the Currency. This committee makes recommendations to the Board based upon a review of the reports and regulatory examinations. This committee met four (4) times in 1997.
(3) Member of the Asset/Liability Management Committee of the Bank. This committee reviews quarterly the asset/liability management report and the investment portfolio. In addition, this committee reviews strategies for GAP analysis, liquidity, tax position and various profitability ratios. Moreover, this committee determines product pricing and development, and budgeting. This committee met four (4) times in 1997.
(4) Member of the Executive Committee of the Bank. This committee reviews annually the profit sharing and benefit plans of the Bank as well as salaries and promotions. The committee makes recommendations to the Board of Directors of the Bank on changes in the employee benefit plans, compensation, promotions and the contribution to the profit sharing plan. This committee also reviews non-personnel matters such as bank expansion and profitability. This committee met two (2) in 1997.
(5) Member of the Loan Committee of the Bank. This committee meets to consider and recommend approval of loans in the principal amount of $100,000 or more. Directors receive no additional compensation for attendance at meetings of this committee. This committee met twenty-four (24) times in 1997.
(6) Member of Benefit/Compensation Committee of the Bank. This committee meets to perform on annual review of executive salary increases and executive stock option grants. This committee met two (2) times in 1997.
(7) Member of 401(k) Committee of the Bank. This committee meets to review semi-annual investment results of plan funds, makes recommendations and changes to available investment options, reviews IRS and DOL legal participation, discrimination and other issues, and recommends annual Bank contributions to plan. This committee met two (2) times in 1997.
(8) Mr. Davis has reached the mandatory retirement age and will automatically no longer be a member of the Board of Directors as of April 27, 1998.

     During 1997, the Board of Directors of the Corporation held six (6) meetings. Directors received no additional remuneration for attendance at meetings of the Board of Directors of the Corporation.

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

     On January 3, 1997, Mr. Martines voluntarily entered into a consent decree with respect to a complaint filed by the SEC in connection with the purchase by Mr. Martines of securities of First Eastern Corporation ("First Eastern") prior to the announcement by PNC Bank Corp. ("PNC") that PNC would purchase First Eastern. The complaint alleged that Mr. Martines purchased such securities based upon information given to him by a director of First Eastern. In order to avoid the costs of pursuing a successful defense and upon advice of his counsel, Mr. Martines agreed to enter into such consent decree without admitting or denying any of the allegations in the SEC's complaint.

     The Board of Directors considered this matter and concluded that this action by Mr. Martines had no effect on his ability to successfully manage the Corporation and the Bank and had no detrimental effect on the short-term and long-term prospects of the Corporation and the Bank.


     Principal Officers of the Corporation

     The following table sets forth selected information about the principal officers of the Corporation, each of whom is selected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:


                                             Bank      Number    Age as of
                                   Held      Employee  of Shares March 17, 1998
Name                               Since     Since     Beneficially
                                                       Owned(1)
Bruce D. Howe, President            1983     (2)       376,428        66

John G. Martines, Chief             1983     (3)       199,984        51
Executive Officer

Donald E. Chapman, Secretary        1983     (2)       125,589        61

Louis M. Martarano, Vice            1989     (3)       81,938         47
President and Assistant Secretary

Joseph J. Earyes, Vice President    1995     (3)       40,427         41
and Treasurer

-------------------------
(1) See notes under the caption "Beneficial Ownership by Officers, Directors and Nominees" for shareholdings of these officers.
(2)  Messrs. Howe and Chapman are not employees of the Corporation.
(3) Messrs. Martines, Martarano, and Earyes are full-time salaried employees of the Bank.

     Principal Officers of the Bank

     The following table sets forth selected information about the principal officers of the Bank, each of whom is elected by the Board of Directors of the Bank and each of whom holds office at the discretion of the Board of Directors of the Bank:

                                                                 Bank      Number        Age as of
                                                       Held     Employee   of Shares      March 17,
Name                     Office/Position with Bank     Since     Since     Owned          1998

Bruce D. Howe             Chairman of the Board          1986     (1)      376,428        66

John G. Martines          President and CEO              1986   1979       199,984        51

Louis M. Martarano        Executive Vice President and   1990   1981       81,938         47
                              Chief Operating Officer

Joseph J. Earyes          Executive Vice President and   1995   1995       40,427         41
                              Chief Financial Officer

Donald E. Chapman         Secretary                      1983     (1)      125,589        61

----------------------------
(1)      Mr. Howe and Mr. Chapman are not  employees of the Bank.
(2)      See  notes  under  the  caption  "Beneficial   Ownership  by  Officers,
         Directors and Nominees" for shareholdings of these officers.


     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation=s officers and directors, and persons who own more than ten percent of a registered class of the Corporation=s equity securities (in this case the Corporation=s Common Stock), to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Corporation believes that, during the period January 1, 1997 through December 31, 1997, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

Item 11.          Executive Compensation

     The following table sets forth the total compensation for services in all capacities paid by the Corporation and the Bank during 1997, 1996, and 1995, to the Corporation's Chief Executive Officer and the Bank's President, the Corporation's Vice President and the Bank's Executive Vice President and Chief Operating Officer, the Corporation's Vice President and the Bank's Executive Vice President and Chief Financial Officer. No other executive officer's annual salary and bonus exceeded $100,000 for the years presented and therefore is not required to be presented.

                           SUMMARY COMPENSATION TABLE



                                                              Annual Compensation


Name and                           Fiscal                        Other Annual   Securities     All Other
Principal Position                 Year      Salary    Bonus     Compensation   Underlying   Compensation
                                             ($)       ($)       ($)            Options/         ($)
                                                                                SARs(#)
------------------------------------------------------------------------------------------------------------------

John G. Martines (President of the   1997   168,461   78,312   72,587            -             25,963(3)
Bank and Chief Executive Officer     1996   157,972   44,000   25,564            -             22,612(5)
of the Corporation)                  1995   138,007   35,000   26,108       88,200(2)          19,498(7)


Louis M. Martarano (Executive        1997   112,249   34,625   21,253            -             23,189(9)
Vice President and Chief             1996   109,056   20,000    4,260            -             19,602(11)
Operating Officer of the Bank and    1995    97,154   13,500    8,796       33,075(2)          15,013(13)
Vice President of the Corporation)

Joseph J. Earyes (Executive Vice
President and Chief Financial        1997    93,903   31,250   15,205            -             20,569(15)
Officer of the Bank and Vice         1996    87,521   16,000    6,147            -             16,225(17)
President and Treasurer of the       1995    70,207    6,500    4,345       22,050(2)          11,398(19)
Corporation)


(1) Includes $4,606 paid on behalf of Mr. Martines for periodic club dues; $12,000 paid to Mr. Martines for directors' fees; $3,986 paid pursuant to the Salary Continuation Plan; $48,447 paid pursuant to the
         Supplemental Executive Retirement Plan and $3,548 representing the personal use value of a company-owned automobile.
(2)      For further  information  on these stock  options,  see "Stock  Option
         Plan" below.
(3) Of the $25,963 paid to Mr. Martines in 1997 as All Other Compensation, $3,658 and $4,755 was for life and medical insurance premiums, respectively; and $17,550 was accrued by the Corporation for the benefit of Mr.
         Martines pursuant to a profit-sharing retirement plan.
(4) Includes $6,825 paid on behalf of Mr. Martines for periodic club dues; $12,000 paid to Mr. Martines for directors' fees; $3,440 paid pursuant to the Salary Continuation Plan; and $3,299 representing the personal use value of a company-owned automobile.
(5) Of the $22,612 paid to Mr. Martines in 1996 as All Other Compensation, $2,632 and $3,230 was for life and medical insurance premiums, respectively; and $16,750 was accrued by the Corporation for the benefit of Mr.
         Martines pursuant to a profit-sharing/401(k) plan.
(6) Includes $6,148 paid on behalf of Mr. Martines for initial and periodic club dues; $12,000 paid to Mr. Martines for directors' fees; $4,791 paid pursuant to the Salary Continuation Plan; and $3,169 representing the personal use value of a company-owned automobile.

(7) Of the $19,498 paid to Mr. Martines in 1995 as All Other Compensation, $2,098 and $3,888 was for life and medical insurance premiums, respectively; and $13,512 was accrued by the Corporation for the benefit of Mr.
         Martines pursuant to a profit-sharing/401(k) plan.
(8) Includes $1,640 paid on behalf of Mr. Martarano for periodic club dues; $17,171 paid pursuant to the Supplemental Executive Retirement Plan; and $2,442 representing the personal use value of a company-owned automobile.
(9) Of the $23,189 paid to Mr. Martarano in 1997 as All Other Compensation, $1,987 and $5,046 was for life and medical insurance premiums, respectively; and $16,156 was accrued by the Corporation for the benefit of Mr.
         Martarano pursuant to a profit-sharing retirement plan.
(10) Includes $1,852 paid on behalf of Mr. Martarano for periodic club dues and $2,408 representing the personal use value of a company-owned automobile.
(11) Of the $19,602 paid to Mr. Martarano in 1996 as All Other Compensation, $1,448 and $3,886 was for life and medical insurance premiums, respectively; and $14,268 was accrued by the Corporation for the benefit of Mr. Martarano pursuant to a profit-sharing/401(k) plan.
(12) Includes $6,500 paid on behalf of Mr. Martarano for initial and periodic club dues and $2,296 representing the personal use value of a company-owned automobile.
(13) Of the $15,013 paid to Mr. Martarano in 1995 as All Other Compensation, $1,022 and $4,281 was for life and medical insurance premiums, respectively; and $9,710 was accrued by the Corporation for the benefit of Mr. Martarano pursuant to a profit-sharing/401(k) plan.
(14) Includes $4,200 paid on behalf of Mr. Earyes for periodic club dues, $9,100 paid pursuant to the Supplemental Executive Retirement Plan; and $1,905 representing the personal use value of a company-owned automobile.
(15) Of the $20,569 paid to Mr. Earyes in 1997 as All Other Compensation, $1,757 and $5,046 was for life and medical insurance premiums, respectively; and $13,766 was accrued by the Corporation for the benefit of Mr.
         Earyes pursuant to a profit-sharing/401(k) plan.
(16) Includes $4,317 paid on behalf of Mr. Earyes for periodic club dues and $1,830 representing the personal use value of a company-owned automobile.
(17) Of the $16,225 paid to Mr. Earyes in 1996 as All Other Compensation, $747 and $4,036 was for life and medical insurance premiums, respectively; and $11,442 was accrued by the Corporation for the benefit of Mr.
         Earyes pursuant to a profit-sharing/401(k) plan.
(18) Includes $3,580 paid on behalf of Mr. Earyes for periodic club dues and $765 representing the personal use value of a company-owned automobile.
(19) Of the $11,398 paid to Mr. Earyes in 1995 as All Other Compensation, $406 and $4,280 was for life and medical insurance premiums, respectively; and $6,712 was accrued by the Corporation for the benefit of Mr. Earyes pursuant to a profit-sharing/401(k) plan.


     Directors' Compensation

     During 1997, the Bank's Board of Directors met on a monthly basis; Directors received $1,000 per month and were allowed one paid absence per year; and Bruce D. Howe, the Chairman, received $500 in addition to his monthly Directors= fee of $1,000 or $1,500 per month in the aggregate. Mr. Howe was also allowed one paid absence per year from a meeting of the Bank=s Board of Directors. During 1997, the Board of Directors of the Corporation held six (6) meetings. Directors received no remuneration for attendance at meetings of the Board of Directors of the Corporation in excess of remuneration each of them received for attendance at meetings of the Board of Directors of the Bank.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

                  Principal Beneficial Owners of the Corporation's Stock

                  Principal Owners

                  The following table sets forth, as of March 17, 1998, the name and address of each person who owns of record or who is known by the Board of Directors to be the beneficial owner of more than five percent (5%) of the Corporation's outstanding Common Stock, the number of shares beneficially owned by such person and the percentage of the Corporation's outstanding Common Stock so owned.


                                                  Percent of Outstanding
                         Shares Beneficially      Common Stock
Name and Address         Owned (1)                Beneficially Owned

Bruce D. Howe(2)         376,428                  8.3%
R.D. #6, Box 6332
Lake Ariel, PA 18436

-------------------------
(1) The securities "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and Regulations of the Securities and Exchange Commission ("SEC") and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days after March 17, 1998. Beneficial ownership may be disclaimed as to certain of the securities.
(2) Of the 376,428 shares beneficially owned by Bruce D. Howe, 244,716 are owned by him individually; 127,902 are owned jointly with his spouse; and 3,810 are owned individually by his spouse.


     Beneficial Ownership by Officers, Directors and Nominees

     The following table sets forth as of March 17, 1998, the amount and percentage of the Common Stock of the Corporation beneficially owned by each director, each nominee, each executive officer, and all officers and directors of the Corporation as a group.

Name of Individual            Amount and Nature of               Percent
or Identity of Group          Beneficial Ownership(1)(2)         of Class
------------------------------------------------------------------------------
Donald E. Chapman(3)(4)             125,589                      2.8%
Peter O. Clauss(5)(6)                53,999                      1.2%
Arthur M. Davis (15)(16)             75,920                      1.7%
Joseph J. Earyes(8)                  40,427                      0.9%
William C. Gumble(3)(9)             113,702                      2.5%
Paul D. Horger(3)(7)                 10,044                      0.2%
Bruce D. Howe(5)(10)                376,428                      8.3%
Louis M. Martarano(11)               81,938                      1.8%
John G. Martines(12)(13)            199,984                      4.2%
Harry F. Schoenagel(12)(14)          87,052                      1.9%

All Officers and Directors
as a Group (7 directors,
5 officers, 9 persons in total)   1,165,083                      24.3%

----
(1) See footnote (1) under the caption entitled "Principal Owners" for the definition of "beneficial ownership."
(2)  Information furnished by the directors and the Corporation.
(3) Nominees for Class 1 Director Whose Term Will Expire in 2001 and current Class 1 Directors Whose Term Expires in 1998.
(4)  Of the 125,589 shares  beneficially owned by Donald E. Chapman,  36,288 are owned by him individually; 79,594 are owned jointly with his spouse; 5,782 are held individually by his spouse; 2,524 are held jointly with his son; and 1,401 shares are held individually by his son who has the same home.
(5)  A Class 2 Director Whose Term Expires in 2000.
(6)  Of the 53,999 shares beneficially owned by Peter O. Clauss, 19,231 are held by him individually; 27,188 are owned jointly with his wife; and 7,580 are owned individually by his spouse.
(7)  All shares are held individually.
(8) Of the 40,427 shares beneficially owned by Joseph J. Earyes, 13,117 are owned by him individually; 3,376 are held jointly with his spouse; and 23,934 shares may be acquired at any time by the exercise of stock options.
(9)  All shares are held individually.
(10) See footnote (2) under the caption entitled "Principal Owners" for the definition of "beneficial ownership."
(11) Of the 81,938 shares beneficially owned by Louis M. Martarano, 2,482 are owned by him individually; 20,090 are owned jointly with his wife; 1,751 shares held as custodian for his two sons; 237 shares as custodian for his daughter; and 57,378 shares may be acquired at any time by the exercise of stock options.
(12) A Class 3 Director Whose Term Expires in 1999.
(13) Of the 199,984 shares beneficially owned by John G. Martines, 16,284 are owned by him individually; 23,600 are held jointly with his spouse; 13,430 are held individually by his spouse; and 146,670 shares may be acquired at any time by the exercise of stock options.
(14) Of the 87,052 shares beneficially owned by Harry F. Schoenagel, 33,681 are owned by him individually; 6,614 are owned jointly with his spouse; and 46,757 are owned by his spouse individually.
(15) A Class 1 Director whose term expires in 1998.
(16) Of the 75,920 shares beneficially owned by Arthur M. Davis, 33,524 are owned by him individually; 37,414 are owned jointly with his wife; 1,756 are owned by his spouse; and 3,226 are owned by Lake Ariel Hardware & Supply Co., Inc., of which Mr. Davis is President.

Item 13.          Certain Relationships and Related Transactions

     Paul D. Horger is a current Class 1 director and nominee for Class 1 director. Mr. Horger is a partner in the law firm of Oliver, Price & Rhodes of Scranton, Pennsylvania. During 1997, the Bank engaged Oliver, Price & Rhodes to represent it on various legal matters. In addition, customers of the Bank paid fees to Oliver, Price & Rhodes in connection with commercial loan transactions and mortgage foreclosures involving the Bank. In 1997, Oliver, Price & Rhodes received $123,952.22 in fees on such matters involving the Bank. The Corporation and the Bank intend, during 1998, to continue to engage Oliver, Price & Rhodes in such legal matters as they arise.

     Except as described above, there have been no material transactions since January 1, 1997, nor are any such transactions currently proposed, to which the Corporation or the Bank was or is to be a party and in which any director or executive officer of the Corporation, or any beneficial owner of more than 5% of the Common Stock of the Corporation (or any associate thereof, respectively), had or will have a material interest. The Corporation and the Bank have had and intend to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of the Corporation and the Bank and their respective associates on comparable terms and with similar interest rates as those prevailing from time to time for other non-affiliated customers of the Corporation and the Bank. Total loans outstanding from the Corporation and the Bank, at December 31, 1997, to the Corporation's and the Bank's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $996,000 million or 2.8% of the Bank's total equity capital accounts. The largest amount of indebtedness outstanding at any time during fiscal year 1997 to the above identified group was $1.2 million or 3.4% of the Bank's total equity capital accounts. Such loans do not involve more than the normal risk of collectibility nor do they present other unfavorable features.

Item 14.          Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:

Exhibit Number
Referred to
Item 601 of
Regulation S-K   Description of Exhibit

     2    None.
     3A Amended Articles of Incorporation of Bancorp filed at Exhibit 3A on March 25, 1988 and March 24, 1993, to Forms 10-K for the fiscal year ended December 31, 1987 (No. 2-85306), and 10-KSB for the period ended December 31, 1992 (No. 2-85306), respectively, and hereby incorporated by reference. Photocopy of the Articles of Amendment of Bancorp, dated August 18, 1993, to effect, among other things, a 3-for-1 stock split, filed at Exhibit 3A on September 3, 1993, to Form S-1 (No. 33-68470) and hereby incorporated by reference.
     3B Amended By-laws of Bancorp filed on March 25, 1988, at Exhibit 3B, to Form 10-K for the fiscal year ended December 31, 1987 (No. 2-85306), and hereby incorporated by reference.
     4    None.
     9    None.
     10A Photocopy of the Executive Employment Agreement dated September 1, 1993, among Bancorp, the Bank and John G. Martines, the Chief Executive Officer of Bancorp and President of the Bank, filed at
          Exhibit 10A on September 3, 1993, to Form S-1 (No. 33- 68470), and hereby incorporated by reference.
     10B Photocopy of the Executive Employment Agreement dated September 1, 1993, among Bancorp, the Bank and Louis M. Martarano, Vice President of Bancorp and Senior Vice President of the Bank, filed at Exhibit 10B on September 3, 1993, to Form S-1 (No. 33-68470), and hereby incorporated by reference.
     10C Copy of the LA Bank, N.A. Salary Continuation Agreement, dated March 11, 1997, between the Bank and John G. Martines, Chief Executive Officer of the Bancorp and President of the Bank, relating to the supplemental executive retirement plan of the Bank.

     10D Copy of the LA Bank, N.A. Salary Continuation Agreement, dated March 11, 1997, between the Bank and Louis M. Martarano, Vice President of the Bancorp and Executive Vice President and Chief Operating Officer of the Bank, relating to the supplemental executive retirement plan of the Bank.
     10E Copy of the LA Bank, N.A. Salary Continuation Agreement, dated March 11, 1997, between the Bank and Joseph J. Earyes, CPA, Vice President and Treasurer of the Bancorp and Executive Vice President and Chief Financial Officer of the Bank, relating to the supplemental executive retirement plan of the Bank.
     11   None.
     12   None.
     13   Annual Report to Shareholders for Fiscal Year Ended December 31, 1997.
     16   None.
     18   None.
     21   List of Subsidiaries of Bancorp.
     22   None.
     23   None.
     24   None.
     27   Financial Data Schedule.
     28   None.
     99A  Selected 5-Year Financial Data and Selected Year- End Balances.


(b)  Reports on Form 8-K for quarter ended December 31, 1997.

- Form 8-K was filed on December 30, 1997 reporting the completion of and results of the sale of 805,000 shares of common stock of Lake Ariel Bancorp, Inc. through a secondary offering.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE ARIEL BANCORP, INC.
         (Bancorp)


By:      /s/ John G. Martines
         John G. Martines
         Chief Executive Officer

Date:    March 18, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Bruce D. Howe
         Bruce D. Howe
         President and Director

Date:    March 18, 1998



By:      /s/ John G. Martines
         John G. Martines
         Chief Executive Officer
           and Director
         (Chief Executive Officer)

Date:    March 18, 1998



By:      /s/ Peter O. Clauss
         Peter O. Clauss
         Director

Date:    March 18, 1998



By:      /s/ Donald E. Chapman
         Donald E. Chapman
         Secretary and Director

Date:    March 18, 1998



By:      /s/ Arthur M. Davis
         Arthur M. Davis
         Director

Date:    March 18, 1998



By:      /s/ Harry F. Schoenagel
         Harry F. Schoenagel
         Director

Date:    March 18, 1998



By:      /s/ William C. Gumble
         William C. Gumble
         Director

Date:    March 18, 1998



By:      /s/ Paul D. Horger
         Paul D. Horger
         Director

Date:    March 18, 1998



By:      /s/ Louis M. Martarano
         Louis M. Martarano
         Vice President and Assistant
          Secretary

Date:    March 18, 1998


By:      /s/ Joseph J. Earyes
         Joseph J. Earyes, CPA
         Vice President and Treasurer
         (Principal Financial and
          Accounting Officer)

Date:    March 18, 1998

                                INDEX TO EXHIBITS


Item Number                Description                                Page

10C                        Copy of the LA Bank, N.A. Salary
                            Continuation Agreement, dated
                            March 11, 1997, between the Bank
                            and John G. Martines, Chief Executive
                            Officer of the Bancorp and President
                            of the Bank, relating to the supple-
                            mental executive retirement plan of
                            the Bank................................    42
10D                        Copy of the LA Bank, N.A. Salary
                            Continuation Agreement, dated
                            March 11, 1997, between the Bank
                            and Louis M. Martarano, Vice
                            President of the Bancorp and Executive
                            Vice President and Chief Operating
                            Officer of the Bank, relating to the
                            supplemental executive retirement plan
                            of the Bank...............................  54
10E                        Copy of the LA Bank, N.A. Salary
                            Continuation Agreement, dated
                            March 11, 1997, between the Bank
                            and Joseph J. Earyes, CPA, Vice President
                            and Treasurer of the Bancorp and Executive
                            Vice President and Chief Financial Officer
                            of the Bank, relating to the supplemental
                            executive retirement plan of the Bank.....  66
13                         Annual Report to Shareholder
                            for the Fiscal Year Ended
                            December 31, 1997.......................    78
21                         List of Subsidiaries of Bancorp..............79
99A                        Selected 5-Year Financial Data and
                           Selected Year-End Balances.................  80
27                         Financial Data Schedule....................  82