Form 10-Q
period 1998-03-31
LAKE ARIEL BANCORP INC
filed 1998-05-11
CIK 723878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________-
Commission file Number: 2-85306

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


                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X No ____

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,562,148 shares of common stock, par value $.21 per share, as of March 31, 1998.

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                      INDEX

Part I - Financial Information

Item 1. Financial Statements:
Consolidated Balance Sheets as of March 31, 1998
and December 31, 1997................................................... 3

Consolidated Statement of Income for the three
months ended March 31, 1998 and 1997.............................. 4

Consolidated Statement of Comprehensive Income for the three months ended March 31, 1998 and 1997............................... 5

Consolidated Statement of Cash Flows for the three
months ended March 31, 1998 and 1997.............................. 6

Notes to Consolidated Financial Statements............................... 8


Item 2. Management's Discussion and Analysis or
Plan of Operations......................................................... 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 21

Part II - Other Information

Item 1. Legal Proceedings................................................ N/A

Item 2. Changes in Securities............................................ N/A

Item 3. Defaults Upon Senior Securities.................................. N/A

Item 4. Submission of Matters to a Vote of Security
Holders.................................................................. N/A

Item 5. Other Information................................................. 26

Item 6. Exhibits and Reports on Form 8-K.................................. 32

Signatures................................................................ 33

                            LAKE ARIEL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                  MARCH 31,         DECEMBER 31,
                                                       1998                1997
                                                 (in thousands)   (in thousands)

ASSETS
Cash and cash equivalents...........................$  18,417    $  17,109
Available-for-sale securities.......................   85,765       56,545
Held-to-maturity securities (fair value of $81,720
and $59,008, respectively)..........................   81,074       58,245

Loans and leases....................................  214,132      216,465
Mortgage loans held for resale.....................     4,356          621
   Less unearned income and loan fees...........       (6,522)      (6,741)
   Less allowance for possible credit losses......     (2,236)      (2,109)

                  Net loans and leases............... 209,730      208,236
Premises and equipment, net........................    13,769       13,744
Accrued interest receivable..........................   3,488        3,005
Foreclosed assets held for sale......................     478          523
Life insurance cash surrender value................     8,288        7,891
Other assets........................................    4,967        2,775
                                                 -----------   -----------
                  TOTAL ASSETS..................... $ 425,976    $ 368,073
                                                    =========    =========

LIABILITIES
Deposits:
   Noninterest-bearing............................ $   40,370    $  39,689
   Interest-bearing:
                  Demand...........................    30,368       31,767
                  Savings..........................    35,966       36,437
                  Time.............................   127,714      128,538
                  Time $100,000 and over...........    44,399       44,019
                                                  ------------  -------------
                  Total Deposits....................  278,817      280,450

Accrued interest payable............................    3,095        2,975
Federal funds purchased.............................    9,300          --
Securities sold under agreements to repurchase...         100          200
Long-term debt......................................   96,974       47,656
Other liabilities...................................    1,291          977
                                                 -------------   -------------
                  Total Liabilities.................. 389,577      332,258
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares.....         --           --
Common stock: Authorized, 10,000,000 shares of
  $.21 par value each; issued and outstanding
  4,562,148 shares in 1998 and 4,548,383 in 1997          958         956
Capital surplus..................................      25,876      25,717
Retained earnings ...............................       9,794       9,135
Net unrealized gains (losses) on
  available-for-sale securities...................       (229)          7
                                              ----------------  ---------------

                  Total Stockholders' Equity......     36,399      35,815
                                                  --------------  -------------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY......  $     425,976  $  368,073
                                                 ============= ============

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                               THREE MONTHS ENDED MARCH 31,
                                                    1998            1997

                                     (in thousands, except per share data)
INTEREST INCOME:
Loans and leases..........................      $  4,529              $  3,938
Investment securities:
   Taxable.................................        2,032                 1,428
   Exempt from federal income taxes........          415                   377
   Dividends..............................            53                    28
                                                  ----------         ----------
     Total investment securities income.....       2,500                 1,833
                                                   ---------          ---------
Deposits in bank............................           4                     4
Federal funds sold..........................          35                    45
                                                ----------          ----------
    TOTAL INTEREST INCOME...........               7,068                 5,820
                                                --------             ---------

INTEREST EXPENSE:
Deposits......................................     2,726                 2,386
Long-term debt...............................      1,260                   699
Federal funds purchased......................         19                     1
Short-term borrowings........................         10                     6
Securities sold under agreements to repurchase         1                     4
                                                ---------         ------------
TOTAL INTEREST EXPENSE..............               4,016                 3,096
                                                  -------           ----------

NET INTEREST INCOME..................              3,052                 2,724
PROVISION FOR POSSIBLE CREDIT LOSSES                 200                   125
                                                  -------           -----------

NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE CREDIT LOSSES....                  2,852                 2,599
                                                  -------           ----------

OTHER OPERATING INCOME:
Loan origination fees........................         --                    34
Customer service charges and fees...........         334                   301
Mortgage servicing fees......................         77                    81
Investment security gains (losses), net               55                    (8)
Gain (loss) on sale of loans, net............         79                    16
Gain (loss) on sale of assets................        311                     5
Other income...................................      312                   226
                                                   --------         -----------
    TOTAL OTHER OPERATING INCOME                    1,168                  655
                                                  -------          -----------

OTHER OPERATING EXPENSES:
Salaries and benefits.......................       1,184                 1,076
Occupancy expense...........................         369                   354
Equipment expense...........................         288                   220
Advertising.................................          76                    35
Other expenses..............................         699                   584
                                                ---------          -----------
     TOTAL OTHER OPERATING EXPENSES                2,616                 2,269
                                                 --------          -----------

INCOME BEFORE PROVISION FOR INCOME TAXES           1,404                   985
PROVISION FOR INCOME TAXES....                       325                   255
                                                ---------          -----------
NET INCOME.................................    $   1,079            $      730
                                                =========           ==========

Earnings per share-basic*:                     $    0.24            $     0.20
                                               =========            ==========
Earnings per share-diluted*:                   $    0.23            $     0.19
                                               =========            ==========
Dividends per share*:                          $    0.09            $     0.08
                                               =========            ==========
Fully diluted weighted average number
of shares outstanding*:                            4,688                 3,772

*Reflects adjustment for 5% stock dividend issued on October 1, 1997 and a two-for-one stock split effective November 10, 1997. The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                       1998            1997
                                                          (in thousands)

NET INCOME.................................            $1,079          $  730
Other comprehensive income (loss):
    Unrealized holding gains on
      available-for-sale securities
      Losses arising during the period........          (303)            (378)
      Reclassification adjustment.............           (55)               8
                                                  ----------          --------
Other comprehensive income (loss)
  before income taxes.........................          (358)            (370)
Income taxes related to other comprehensive income       122              126
                                                   ---------           -------
Other comprehensive (loss),
  net of income taxes........................           (236)            (244)
                                                     ---------        --------
COMPREHENSIVE INCOME........................        $    843         $    486

The accompanying notes are an integal part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                 THREE MONTHS ENDED MARCH 31,
                                                       1998            1997

                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................       $  1,079            $   730
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible credit losses......        200                125
     Depreciation, amortization and accretion....      328                211
     Deferred income taxes.......................      (87)               --
     Investment security gains, net..............      (55)                 8
     (Gain) on sale of loans.......................    (80)                --
     Loss on sale of foreclosed assets............      26                 --
     (Gain) on sale of credit card portfolio.....     (337)                --
     (Gain) on sale of equipment..................      --                 (5)
     (Increase) decrease in mortgage loans
       held for resale............................  (3,735)              (411)
     (Increase) in accrued interest receivable....    (483)              (515)
     Increase (decrease) in accrued interest payable.  120                (68)
     (Increase) decrease in other assets........... (1,732)               560
     Increase (decrease) in other liabilities......    314                333
                                                      --------      ----------

NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES...........................  (4,442)                968


CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities and paydowns........     4,401              1,186
    Purchases ....................................  (27,247)           (32,527)
  Available-for-sale securities:
    Proceeds from maturities and paydowns........     1,961                942
    Proceeds from sales ..........................   10,815                 --
    Purchases ...................................   (41,596)            (2,000)
  Increase of life insurance policies cash
      surrender value                                  (397)                --
  Increase in loans and leases..................     (1,317)            (5,599)
  Purchases of premises and equipment...........     (1,318)              (266)
  Proceeds from sale of loans...................      3,383                 --
  Proceeds from sale of credit card portfolio...        355                  5
  Proceeds from sale of foreclosed assets.......         74                 43
                                               -----------          ----------

  NET CASH USED IN INVESTING ACTIVITIES...          (50,886)           (38,216)
                                               ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits.........       (1,633)               343
  Increase in short-term borrowings...........        9,300                 --
  Decrease in securities sold under
     agreements to repurchase.................         (100)                --
  Proceeds from long-term debt.................      50,000             30,000
  Principal payments on long-term debt.........        (682)              (356)
  Proceeds from issuance of common stock.......         161                155
  Cash dividends...............................        (410)              (300)
                                                  ----------         ---------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES........................       56,636            29,842
                                                    ---------         --------

INCREASE IN CASH AND CASH EQUIVALENTS.......           1,308            (7,406)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR..........................        17,109            15,971
                                                    ---------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...         $ 18,417       $     8,565
                                                      ========      ===========

CASH PAID DURING THE YEAR FOR:
   Interest....................................    $   4,016       $     3,164
                                                     =========      ===========
   Income taxes.................................   $    --         $      --
                                                   ============       =========

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q

Part I  - Financial Information (Cont'd)
Item 1.  Financial Statements (Cont'd)

Notes to Consolidated Financial Statements

The financial information as of December 31, 1997 is audited and for the interim periods ended March 31, 1998 and 1997 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

1.                REPORTING AND ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION

                  The accounting and financial reporting policies of Lake Ariel Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of Lake Ariel Bancorp, Inc. and its wholly owned subsidiary, LA Bank, N.A. (Bank) including its subsidiaries, LA Lease, Inc. and Ariel Financial Services, Inc. (collectively, Company). All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of Lake Ariel Bancorp, Inc. and subsidiary, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles.

2.                CASH FLOWS

                  The Company considers amounts due from banks and federal funds sold as cash equivalents. Generally, federal funds are sold for one-day periods.

                  From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first three months of 1998 or 1997.

3.                INVESTMENT SECURITIES

                  SFAS No. 115  requires the  classification  of  securities  as held-to-maturity, available- for-sale or trading. Securities, other than securities classified as available-for-sale, are carried at amortized cost if management has the ability and intent to hold these securities to maturity. Securities expected to be held for an indefinite period of time and not held until maturity are classified as available-for-sale and are carried at estimated fair value. Decisions to sell these securities are determined by the Company's financial position, including but not limited to, liquidity, interest rate risk, asset liability management strategies, regulatory requirements, tax considerations or capital adequacy. Gains or losses on investment securities are computed using the specific identification method.

     The Company has no derivative financial instruments requiring disclosure under SFAS No. 119.

4.                RECLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform to the 1998 reporting format.

5.                SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                  There were no short-term borrowings at March 31, 1998.

                  Long-term debt at March 31, 1998 consisted of the following:

                  Unsecured note, payable in the amount
                  of $850.32 monthly, fixed interest rate
                  of 2.9%, maturing November, 2000...................$      26

                  Unsecured notes, payable in the amount
                  of $31,200 semiannually, maturing
                  April 22, 1998.....................................       31

                  Borrowings with The Federal Home Loan Bank........... 96,917

                    Total..............................................$96,974

                  Annual  maturities  of the  long-term  debt  are  as  follows:
 $12,145 in 1998;  $2,982 in 1999;  $8,178 in 2000;  $8,282 in 2001;  $10,387 in
 2002; $50,000 in 2003; $5,000 in
2005.

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

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q

Part I -  Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis or Plan of
           Operations:

The consolidated financial review of Lake Ariel Bancorp, Inc. ("the Company") provides a comparison of the performance of the Company for the periods ended March 31, 1998 and 1997. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this annual report.

Background

The Company is a one bank holding company whose principal subsidiary is LA Bank, N.A. The Company operates 17 full-service branch banking offices in its principal market area in Lackawanna, Monroe, Pike and Wayne Counties. At March 31, 1998, the Company had 145 full-time equivalent employees.

                  NET INTEREST INCOME

                  Net income for the first three months of 1998 increased to $1.1 million, an increase of $370,000 or 50.7% over 1997. Net income for the first three months of 1997 was $730,000, an increase of $27,000 or 3.8% over 1996. On a per share basis, net income was $0.24 basic and $0.23 diluted in 1998 and $0.20 basic and $0.19 diluted in 1997. Weighted average shares outstanding - diluted at March 31 1998 and 1997 were 4,687,000, and 3,772,000, respectively. Earnings per share and weighted average shares outstanding reflect adjustment for the 5% stock dividends paid on October 1, 1997 and 1996, and the two-for-one stock split effective November 10, 1997.

                  The growth in net income during 1998 was attributable to the improvement in net interest income, which increased to $3.1 million, an increase of $400,000 or 14.8% over 1997, and which was coupled with an increase in other operating income to $1.2 million, an increase of $600,000 or 200% over 1997. The increase reflects a gain of $348,000 recognized on the sale of our credit card portfolio. This increase more than offset the increase in other operating expenses to $2.6 million, an increase of $400,000 or 18.2% over 1997. The Company continued to focus its efforts toward retail banking services within its market area with specific attention given to increasing market share.

                  The growth in net income in 1997 was also attributable to the improvement in net interest income, which increased to $2.7 million, an increase of $300,000 or 12.5% over 1996 and which was also coupled with an increase in other operating income to $600,000, an increase of $10,000 or 1.7% over 1996. This increase more than offset the increase in other operating expenses to $2.2 million, an increase of $200,000 or 10.0% over 1996.

Analysis of Net Interest Income
                  For the first three months of 1998, net interest income (tax-equivalent basis) increased to $3.2 million, an increase of $300,000 or 10.3% over 1997 levels. Average loans and leases increased to $212.4 million, an increase of $30.2 million or 16.0% over 1997. Average commercial loans grew to $71.5 million, an increase of $15.3 million or 27.2% over 1997 levels. Interest income on commercial loans increased to $1.6 million, an increase of $300,000 or 23.0% over 1997. This was due to increased volume through most of 1998. The national prime rate as reported in a national publication published daily, an index to which the majority of these loans were tied, was 8.50% at March 31, 1998 and 1997, respectively. Average real estate loans increased 17.4%, which contributed to an 11.1% increase in interest income on real estate loans. Average consumer loans, which included credit card receivables (in 1997) and leases, decreased $400,000 or 10.8% over 1997, and resulted in a 1.7% decrease in related interest income.

                  Net interest income (tax-equivalent basis) for the first three months of 1997 increased to $2.9 million, an increase of $400,000 or 16.0% over 1996. This increase was due to the continued strong growth of earning assets, which grew 26.1% over 1996 levels.

                  On average, investment securities in 1998 increased to $154.0 million, an increase of $41.2 million or 36.5% over 1997 levels. Investment securities in 1997 increased to $112.8 million, an increase of $35.3 million or 45.5% over 1996 levels. Income earned on investment securities increased to $2.7 million, an increase of $700,000 or 35.0% over 1997. Income earned in 1997 increased to $2.0 million, an increase of $700,000 or 53.8% over 1996. As is discussed under "Financial Condition," the asset/liability management and investment strategies that were employed during 1998 and 1997 resulted in increased holdings of investment securities and created an increase in investment income. The mix of securities in the investment portfolio changed slightly during 1998. Taxable securities, which represented 74.9% of the investment portfolio in 1997, increased to 79.4% or $122.2 million in 1998. At March 31, 1998, tax-exempt securities represented 20.6% of the portfolio compared to 25.1% in 1997. In 1998, tax-exempt securities, for part of the year, provided better after-tax investment returns than taxable issues in similar maturity and quality ranges. Accordingly, average balances on state and municipal securities at March 31, 1998 increased to $31.8 million, an increase of $3.5 million or 12.4% over 1997.

                  Average interest-bearing deposits at March 31, 1998 increased to $239.7 million, an increase of $18.9 million or 8.6% over 1997. As interest rates continued constant through most of 1997 and 1998, more depositors sought higher rate, longer-term deposits.

                  Average savings and interest-bearing demand deposits at March 31, 1998 increased to $67.6 million, an increase of $2.2 million or 3.4% over 1997. As a percentage of total average interest-bearing deposits, savings and interest-bearing demand deposits represented 28.2% in 1998 and 29.6% in 1997. Due to the shift in the mix of deposits, the rates at which they were repricing and the volume increase, interest expense on deposits for the three months ended March 31, 1998 increased to $2.7 million, an increase of $300,000 or 12.5% over 1997. These results were reflected in the cost of funds on deposits which increased 5.3% from 1997 through 1998, while volume increased 8.6%. There were no brokered deposits within the Company's deposit base during 1998 or 1997.

                  Short-term borrowings, including federal funds purchased, and securities sold under agreements to repurchase, averaged $1.6 million in 1998 and $375,000 in 1997.

                  Interest expense as a percent of earning assets increased by 20 basis points from 4.21% in 1997 to 4.41% in 1998 due to the volume increase in interest bearing liabilities, the mix in the makeup of the interest-bearing deposits, and the increase in the related interest rates paid.

                  The overall effect of the decrease in yield on investments and loans and leases, increase in interest rates paid, the shift in mix of and growth in deposit accounts and long-term debt and the growth in earning assets produced a negative impact on net interest margin. The net interest margin decreased by 43 basis points to 3.54% in 1998 from 3.97% in 1997.

                  The following tables provide an analysis of changes in net interest income with regard to volume, rate and yields of interest-bearing assets and liabilities based on average balances for each period. Components of interest income and expenses are presented on a tax-equivalent basis using the statutory federal income tax rate of 34.0% each year.


                                                            For Three Months Ended March 31,
                                                            1998                   1997
                                             -----------------------------------  -----------------
                                             Average      Interest                   Average   Interest
                                             Balance      Income/        Yield/      Balance   Income/        Yield/
                                             (1)          Expense        Rate        (1)       Expense        Rate
                                             ---------    -------        ------   ----------   -------        -----
                                                                 (Dollars in thousands)
Earning assets:
Federal funds sold .......................   $  2,591          35        5.48%       $2,987     $  45         6.11%
Deposits in Federal Home Loan Bank .......        455           4        3.57        318            4         5.10
Investment securities:
     U.S. government agencies ............    117,630       2,032        7.01        81,967     1,428         7.07
     State and municipal(2) ..............     31,796         629        8.02        28,350       571         8.17
     Other securities ....................      4,616          53        4.66        2,523         28         4.50
                                             -----          --------                 --------   -----
         Total investment securities .....    154,042       2,714        7.15        112,840    2,027         7.29
Loans and leases:
     Commercial, financial and industrial      71,454       1,575        8.94        56,235     1,284         9.26
     Real estate-construction and mortgage    104,518       2,035        7.90        89,024     1,764         8.04
    Installment loans to individuals(3) ..     33,238         779        9.51        34,768       838         9.77
     Lease financing(3) ..................      3,238          99       12.40         2,165        55         10.30
                                             -----          --------                 --------   -----
         Total loans and leases ..........    212,448       4,488        8.57        182,192    3,941         8.77

Total earning assets .....................    369,536       7,241        7.95        298,337    6,017         8.18

Cash and due from banks ..................      9,611                                8,506

Premises and equipment ...................     13,621                                10,021

Other, less allowance for credit losses
     and loan fees .......................     12,400                                5,989
                                             --------                                -----

Total assets .............................   $405,168                                $322,853
                                             ========                                =====


Liabilities and stockholders' equity:
Interest-bearing deposits:
     Demand ..............................   $ 30,874    $    155        2.04%       $ 27,742   $ 133         1.94%
     Savings .............................     36,674         181        2.00        37,621       188         2.03
     Time ................................    127,069       1,754        5.60        114,785    1,487         5.25
     Time over $100,000 ..................     45,131         636        5.72        40,679       578         5.76
                                             -----          --------                 --------    -----
         Total interest-bearing deposits .    239,748       2,726        4.61        220,827    2,386         4.38
Short-term borrowings ....................      1,429          16        4.54        75             1         5.41
Securities sold under agreements
     to repurchase .......................        137           2        5.92        300            4         5.41
Long-term debt ...........................     83,877       1,272        6.15        44,949       705         6.36
                                             -----          --------                 --------   -----
Total interest-bearing liabilities .......    325,191       4,016        5.01        266,151    3,096         4.72
                                                            --------                            -----
Demand - noninterest - bearing ...........     39,812                                32,007

Other liabilities ........................      4,273                                3,387
                                             --------                                -----
Total liabilities ........................    369,276                                301,545
Stockholders' equity .....................     35,892                                21,308
                                             --------                                -----

Total liabilities and stockholders' equity   $405,168                                $322,853
                                             ========                                =====

Net interest income ......................             $  3,225                                $  2,921
                                                       ========                                   =====

Net interest spread ......................                              2.94%                                 3.46%
                                                                      ========                                =====
Net interest margin(4) ...................                              3.54%                                 3.97%
                                                                      ========                                =====


------------------------------
(1) Average balances have been computed using daily balances. Nonaccrual loans are included in loan balances.
(2) Interest and yield are presented on a tax-equivalent basis using a 34.0% statutory tax rate.
(3) Installment loans and leases are presented net of unearned interest.
(4) Represents the difference between interest earned and interest paid, divided by average total earning assets.

                                                 1998 Compared to 1997(1)
                                           Caused by                  Total
                                           Volume    Rate             Variance
                                                       (In thousands)
Interest income:
     Federal funds sold..............     $(6)         $(4)           $ (10)
     Deposits in Federal Home Loan Bank     2           (2)               0
     Investment securities..............  708          (21)             687
     Loans and leases..................   632          (85)             547
                                       ------        ------           ------
Total interest income.................  1,336         (112)           1,224
                                       -----         -----            -----

Interest expense:
     Demand and savings deposits......     11            4               15
     Time deposits.....................   228           97              325
     Borrowed funds...................    605          (25)             580
                                        ------       ------          ------
Total interest expense................    844           76              920
                                        ------      -------          ------

Net interest income....................$  492        $(188)          $  304
                                       ======        ======          ======

------------------------------
(1) The portion of the total change attributable to both volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.


Provision for Possible Credit Losses
                  The provision for possible credit losses for the three months ended March 31, 1998 increased to $200,000, an increase of $75,000 or 60.0% over 1997. In 1998, the provision for possible credit losses was 270% of net charge-offs, compared to 116% in 1997. The provision represented management's assessment of the risks inherent in the loan and lease portfolio while providing the amounts necessary to cover potential charge-offs.

                  Net charge-offs in 1998 decreased to $74,000, a decrease of $34,000 or 31.5% over the same period in 1997. The net charge-offs in 1998 were primarily attributed to the consumer installment loan portfolio.

                  Net charge-offs on commercial and industrial loans for 1998 were $0 compared to $10,000 or 9.3% of net charge-offs for 1997. Consumer and credit card, lease financing, and real estate related debt accounted for 100.0% in 1998 and 90.7% in 1997, of net charge-offs, respectively.

Other Operating Income
                  Other operating income in the first three months of 1998 increased to $1.2 million, an increase of $500,000 or 71.4% over 1997. Mortgage servicing fee income in 1998 decreased to $77,000, a decrease of $4,000 or 4.9% over 1997. These fees were directly influenced by the volume of loans that were sold in the secondary market. Gains or losses on sales of mortgage loans occurred when the coupon rates on mortgage loans exceeded or fell short of the yields required by the purchasers. The net gain of $79,000 recorded in 1998, compared with the net gain of $16,000 in 1997, was indicative of the changes in interest rates during the periods in which the sales occurred.

                  Fee income from service charges on demand deposits, item processing, return items and other service fees in 1998 increased to $334,000, an increase of $33,000 or 11.0%. These fees, which represented 28.6% of other operating income, were influenced by both pricing changes and increases in the number of consumer and business demand deposit accounts.

                  Net gains on available-for-sale securities represented approximately 32.7% in 1998 and 0% in 1997 of other operating income, respectively. The sales of these securities resulted from the Company's decision to liquidate certain securities to capture market gains with the ability to reinvest in bonds with similar risk and yield.

                  Included in other income are earnings on directors' and officers' life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in two of the Company's branch offices, automated teller machine surcharge income, commissions on check orders and other general service fees. Other income in 1998 increased to $312,000, an increase of $86,000 or 38.1% over 1997. Earnings on directors' and officers' life insurance policies represented $70,000 of the increase.

                  OTHER OPERATING EXPENSES

                  Other operating expenses in 1998 increased to $2.6 million, an increase of $300,000 or 13.0% over 1997. Salaries and benefits, which were the most significant of the noninterest expenses, increased in each of the years reported. Salaries and benefits for 1998 increased to $1.2 million, an increase of $100,000 or 9.1% over 1997. This increase was due to the additional staffing needs in both new and existing branch and administrative offices, merit increases and the added costs associated with health care insurance and other benefits which were provided by the Company.

                  Equipment and occupancy expenses in 1998 increased to $657,000, an increase of $83,000 or 14.5% over 1997. These increases were primarily attributable to the growth in the number of branch offices, in addition to overall increases in overhead expenses, maintenance costs and equipment upgrades (including computer hardware and software) throughout the branch network.

                  FDIC insurance assessments decreased from $222,000 in 1995, to $2,000 in 1996 and $0 in 1997. The decrease in the FDIC insurance assessment reflected the decision by the FDIC in late 1995 to charge well-capitalized banks a $1,000 semi-annual membership fee without any deposit-based insurance premium, then reducing this amount to zero in 1997 and beyond.

                  Other expenses in 1998 increased to $699,000, an increase of $115,000 or 19.7% over 1997. Included in these expenses were such costs as legal fees, professional and audit, state shares' tax, directors' fees and other general operating expenses.

                  INCOME TAXES

The provision for income taxes for the three months ended March 31, 1998 was $325,000, an increase of 27.5% or $70,000 in 1998. The effective tax rate for 1998 and 1997 was 23.1% and 25.9%, respectively.

                  FINANCIAL CONDITION

March 31, 1998 Compared to December 31, 1997

                  The Company's total assets increased to $426.0 million at March 31, 1998, an increase of $57.9 million or 15.7% from $368.1 million at December 31, 1997. The increase in assets was primarily attributable to a $1.5 million growth in net loans and a $52.0 million purchase of investment securities.

                  The amortized cost of investment securities, including held-to-maturity (HTM) and available-for-sale (AFS), increased to $161.9 million at March 31, 1998, an increase of $50.1 million or 44.8% from $111.8 million at December 31, 1997. The continued attention given to management's asset/liability and investment strategies resulted in an increase in net interest income while controlling interest rate risk. By again utilizing structured borrowings with the FHLB, the Company was able to purchase both taxable and tax-exempt investments that provided a favorable spread between the interest rate on deposits and borrowings versus the yield on invested funds. During the first quarter of 1998, the Company purchased $50.0 million of securities with funds borrowed from the FHLB. The strategy that was employed provided a favorable spread between the rates on invested and borrowed funds. At March 31, 1998, gross unrealized gains in the HTM investments were $762,000 while gross unrealized losses amounted to $116,000.

                  The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at March 31, 1998. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.




                        Available for Sale March 31, 1998

                                                            After 1 Year But    After 5 Years But   After 10 Years
                                        Within 1 Year       Within 5 Years      Within 10 Years     or no maturity      Total

                                        Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield   Amount Yield
                                                                     (Dollars in thousands)


Amortized cost:
U.S. government agencies and
     corporations .................    $5,875     6.8%      $18,350     7.0%    $13,426   7.0%      $27,040   6.9%     64,691   6.9%
Obligations of state and
     political subdivisions .......       200     8.1           605     7.2       9,660   6.8       5,695     7.4      16,160    6.9
Equity securities .................      -        -          -           -         -       -        5,262     4.0      5,262     4.0
                                    ---------               -------             ---                 -------    ---
Total securities available for sale    $6,075     6.9%      $18,955     7.0%    $23,086   6.9%      $37,997  6.5%     $86,113   6.8%




                         Held to Maturity March 31, 1998
                                                            After 1 Year But    After 5 Years But   After 10 Years
                                        Within 1 Year       Within 5 Years      Within 10 Years     or no maturity       Total

                                        Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield   Amount  Yield

Amortized cost:
U.S. government agencies and
     corporations ...............    $5,974     7.5%        $12,985     7.3%    $19,364     7.3%    $17,656    6.9%     $55,979 7.2%
Obligations of state and
     political subdivisions .....      --         --          1,185     6.6%    10,866     7.0%     13,044     7.7%     25,095  7.3

Total securities held to maturity    $5,974     7.5%        $14,170     7.3%    $30,230     7.2%    $30,700    7.2%     $81,074 7.2%



                  Total net loans increased to $209.7 million at March 31, 1998, an increase of $1.5 million or 1.0% from $208.2 million at December 31, 1997. The increase in net loans was directly related to the growth in commercial loans and residential mortgages, reduced by the $3.4 million of mortgage loans sold during the first three months of 1998 and the sale of our $2.2 million credit card portfolio. Residential mortgage loans, which included real estate construction loans, increased to $106.4 million at March 31, 1998, an increase of $3.4 million or 3.3% from $103.0 million at December 31, 1997.

                  Consumer  loans  and  leases,   net  of  unearned   discounts,
decreased to $34.3 million at March 31, 1998, a decrease of $4.3 million or 11.1% from $38.6 million at December 31, 1997. Commercial loans increased to $71.2 million at March 31, 1998, an increase of $1.7 million or 2.5% from $69.5 million at December 31, 1997. Commercial loans consisted of loans made to small businesses within the Company's market area and were generally secured by real estate and other assets of the borrowers.

                  Life insurance cash surrender value increased to $8.3 million at March 31, 1998, an increase of $400,000 or 5.1% from $7.9 million at December 31, 1997. The increase represents an investment in 1997 in various life insurance policies to fund both a non-qualified supplemental retirement plan
(SERP) and an officer group term life insurance replacement plan on the executive officers and certain other officers of the Company.

                  Total deposits increased to $278.8 million at March 31, 1998, a decrease of $1.7 million or 0.6% from $280.5 million at March 31, 1997. Noninterest-bearing demand deposits increased to $40.4 million at March 31, 1998, an increase of $700,000 or 1.8% from $39.7 million at March 31, 1997. In the aggregate, savings and interest-bearing demand deposits decreased to $66.3 million at March 31, 1998, a decrease of $11.9 million or 2.8% from $68.2 million at March 31, 1997. As a percentage of total deposits, savings and interest-bearing demand deposits represented 23.8% in 1998, compared to 24.3% in 1997. Savings deposits decreased to $30.4 million at March 31, 1998, a decrease of $1.4 million or 4.4% from $31.8 million at March 31, 1997. This decrease is because certificates of deposit offered a competitive alternative for customers. Time deposits, which include certificates of deposit in denominations of $100,000 or more, decreased to $172.1 million at March 31, 1998, a decrease of $500,000 or 0.3% from $172.6 million at March 31, 1997. As a percentage of total deposits, these deposits remained constant at 62.0% in both 1998 and in 1997. Approximately $16.9 million of these deposits are from public funds of school districts and local governments located within the Company's market area. Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. There are no brokered deposits included in certificates of deposit of $100,000 or more.

                  NONPERFORMING ASSETS

                  Nonperforming assets included nonperforming loans and foreclosed assets held for sale. Nonperforming loans consisted of loans where the principal and/or interest was 90 days or more past due and loans that had been placed on nonaccrual status. When loans were placed on nonaccrual status, income from the current period was reversed from current earnings and interest from prior periods was charged to the allowance for possible credit losses. Consumer loans were charged-off when principal or interest was 120 days or more delinquent, or were placed on nonaccrual status if a sufficient amount of collateral existed. The following table shows information concerning loan delinquency and other nonperforming assets of the Company at March 31, 1998 and December 31, 1997:


                                             1998           1997
                                             ----           ----
                                                  (in thousands)
Loans past due 90 days or more               $1,603         $1,453
Impaired loans in nonaccrual status          1,008          411
Other nonaccrual loans                       263            123
                                             --------       -------
                  Total nonperforming loans  2,874          1,987

Foreclosed assets held for sale              477            523
                                          --------          --------
                  Total nonperforming assets $ 3,351        $ 2,510
                                             =======        =======

Nonperforming loans as a
     percentage of loans                     1.36%          .94%
Nonperforming assets as a
     percentage of assets                    .79%           .68%

                  Nonperforming loans increased 44.6% from year-end 1997. Nonaccrual loans increased $737,000 or 138% from year-end 1997. Commercial loans accounted for 79% of all nonaccruals, followed by real estate loans at 21%. Within the $1.3 million of total nonaccrual loans, 96% were secured by mortgages, primarily first liens, against residential or commercial properties. Loans past due 90 days or more increased $150,000 from 1997 year-end levels. These loans included $462,000 in real estate mortgages, $218,000 in consumer credit, $847,000 in commercial loans and $76,000 in leasing. These loans were reviewed by management at its quarterly loan review meetings regarding collection efforts.

                  Legal   proceedings  on  the  nonaccrual  loans  are  ongoing,
routine, and are reviewed by management on a continuing basis. No material losses are expected as a result of these proceedings.

                  Foreclosed assets held for sale were $477,000 at March 31, 1998 compared to $523,000 at year-end 1997. The decrease was a result of sales during the first three months of 1998 without any substantial additions. The Company does not expect any material losses on the sales of these properties based on current appraised values exceeding book values. See "Factors That May Affect Future Results" for factors that could affect sales prices of foreclosed assets.

                  POTENTIAL PROBLEM LOANS

                  At March 31, 1998, the Company had approximately $1.7 million of potential problem loans not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at March 31, 1998. See "Factors That May Affect Future Results" for further discussion.

                  ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                  The Company  determined  the  provision  for  possible  credit losses through a quarterly review of the loan portfolio. Factors such as declining economic trends; the volume of nonperforming loans; concentrations of credit risk; adverse situations that may affect the borrower's ability to repay; prior loss experience within the various categories of the portfolio; and current economic conditions were considered when reviewing the risks in the portfolio. Larger exposures were analyzed individually. Over the past several years, the Company implemented more stringent underwriting standards in commercial lending as this category of loans continues to grow. While management believed the allowance for possible credit losses was adequate, future additions to the allowance may be necessary based on changes in economic conditions. The adequacy of the allowance for possible credit losses was reviewed quarterly by a loan review committee comprised of members of the Board of Directors and senior management of the Company. The full Board of Directors reviewed the relevant ratios with respect to the allowance after the loan review committee made its recommendations. At March 31, 1998, the allowance for possible credit losses was 1.05% of loans compared to 1.00% at December 31, 1997. For further discussion on factors that could influence the allowance for possible credit losses, see "Factors That May Affect Future Results."

Changes in the allowance for possible credit losses at March 31, 1998 and December 31, 1997 were as follows:

                                             1998           1997
                                             (dollars in thousands)

Balance at beginning of period               $2,109         $1,830

Charge-offs:
                  Real estate-construction   -              -
                  Real estate-mortgage       12             103
                  Commercial and industrial  3              106
                  Consumer installment       74             363
                  Lease financing            -              11
                                             ---------      --------

                                    Total    89             583
                                             --------       --------

Recoveries:
                  Real estate-construction   -              -
                  Real estate-mortgage       -              -
                  Commercial and industrial  3              42
                  Consumer installment       13             40
                  Lease financing            -              -
                                             ---------      -

                                    Total    16             82
                                             --------       ---------

Net charge-offs                              73             501
                                             --------       --------
Provision for possible credit losses         200            780
                                             --------       --------

Balance at end of period                     $ 2,236        $ 2,109
                                              =======       =======

Ratio of net charge-offs during period to
  average loans outstanding during period    0.01%          0.26%
                                            ========      ========


                  The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for possible credit losses among various categories. At March 31, 1998, approximately 61% of the allowance for possible credit losses is allocated to general risk to protect the Company against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for possible credit losses is available to absorb future loan losses in any loan category.

                                        March 31,           December 31,
                                        1998                1997
                                        Percent             Percent
                                        of Loans            of Loans
                                        in Each             in Each
                                        Category            Category
                                        Amount to Loans(1)  Amount to Loans(1)
                                        (Dollars in thousands)
Allocation of allowance for
possible credit losses:
Real Estate......................       $329    49%         $  278    49%
Commercial and industrial..              903    33             868    33
Consumer installment........             388    17             465    19
Lease financing...............            74     1              68     1
Unallocated....................          542     -             430     -
                                     -------  -------        -------   -
      Total......................     $2,236   100%         $2,109    100%
                                      ======   ====         ======    ====

(1) Loans, net of unearned income.

Interest Rate Risk Management
                  The following discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties that are described under the caption "Factors That May Affect Future Results."

                  Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. The Company's net interest income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, the Company seeks to manage, to the extent possible, the repricing characteristics of its assets and liabilities.

                  Asset/Liability Management. One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/Liability Committee ("ALCO"), which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Company. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of noncontractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

                  Interest Rate Risk Measurement. Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings at risk simulation and economic value at risk simulation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company and the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.

                  Static Gap. The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

                  To manage this interest rate sensitivity gap position, an asset/liability model called "static gap analysis" is used to monitor the difference in the volume of the Company's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

                  At March 31, 1998, LA Bank maintained a one year cumulative gap of negative $29.5 million or 6.94% of total assets. The effect of this gap position provided a negative mismatch of assets and liabilities which can expose LA Bank to interest rate risk during a period of rising interest rates.


                                                  Interest Sensitivity Gap at March 31, 1998
                                             3 months    3 through      1 through    Over
                                             or less     12 months       3 years     3 years    Total
                             (Dollars in thousands)



Cash and cash equivalents .........            $18,417    $    --       $   --       $   --       $18,417
Investment securities(1)(2) .......             17,746       32,194       22,812       94,088     166,840
Loans(2) ..........................             47,028       42,521       60,930       60,321     210,800
Fixed and other assets ............               --           --           --         29,671      29,671
                                               -------    ---------     --------     --------    --------
Total assets ......................            $83,191      $74,715      $83,742     $184,080    $425,728
                                               =======    =========     ========     ========    ========

Non interest-bearing transaction deposits(3)   $10,102    $    --        $10,102      $20,202     $40,406
Interest-bearing transaction deposits(3)          --          6,032       19,907       42,429      68,368
Time ..............................             30,796       70,085       13,539       11,261     125,681
Time over $100,000 ................             17,246       20,590        6,562         --        44,398
Short-term borrowings .............              9,547       10,446        1,114          436      21,543
Long-term debt ....................             10,652        1,951       10,210       62,016      84,829
Other liabilities .................               --           --           --          4,104       4,104
                                               -------    ---------     --------     --------    --------
         Total Liabilities ........            $78,343     $109,104      $61,434     $176,847    $425,728
                                               =======    =========     ========     ========    ========

Interest sensitivity gap ..........             $4,848     $(34,389)     $22,308       $7,233
                                              =========     ========     ========    ========

Cumulative gap ....................             $4,848     $(29,541)     $(7,233)         $0
                                              =========     ========     ========    ========

Cumulative gap to total assets ....              1.14%       (6.94)%      (1.70)%      0.00%

-----------------------------

(1) Gross of unrealized gains/losses on available for sale securities.
(2) Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflecting historical experience as well as management's knowledge and experience of its loan products.
(3) LA Bank's demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the FDICIA 305 recommended maturity distribution limits for nonmaturing deposits.

                  Upon reviewing the current interest sensitivity scenario, decreasing interest rates could positively effect net income because the Company is liability sensitive. In a rising interest rate environment, net income could be negatively affected because more liabilities than assets will reprice during a given period.

                  Certain shortcomings are inherent in the method of analysis presented in the above table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

                  Earnings at Risk and Economic Value at Risk Simulations. The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond static gap analysis. Although it will continue to measure its static gap position, the Company utilizes additional modeling for identifying and measuring the interest rate risk in the overall balance sheet. The ALCO is responsible for focusing on "earnings at risk" and "economic value at risk", and how both relate to the risk-based capital position when analyzing the interest rate risk.

                  Earnings at Risk. Earnings at risk simulation measures the change in net interest income and net income should interest rates rise and fall. The simulation recognizes that not all assets and liabilities reprice one for one with market rates (e.g., savings rate). The ALCO looks at "earnings at risk" to determine income changes from a base case scenario under an increase and decrease of 200 basis points in interest rates simulation model.

                  Economic Value at Risk. Earnings at risk simulation measures the short-term risk in the balance sheet. Economic value (or portfolio equity) at risk measures the long-term risk by finding the net present value of the future cashflows from the Company's existing assets and liabilities. The ALCO examines this ratio quarterly utilizing an increase and decrease of 200 basis points in interest rates simulation model. The ALCO recognizes that, in some instances, this ratio may contradict the "earnings at risk" ratio.

                  The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 1998 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the March 31, 1998 levels.

                                        Rates +200          Rates -200

Earnings at risk:
   Percent change in:
      Net Interest Income               (3.51)%             (4.41)%
      Net Income                        (6.30)              (8.18)

Economic value at risk:
   Percent change in:
      Economic value of equity          (46.88)%            1.69%
      Economic value of equity as a
      percent of book assets            .15%                (4.06)%

                  Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may change beyond the Company's policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.

                  CAPITAL

                  The adequacy of the Company's capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

                  An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at March 31, 1998 was 8.92% compared to 10.26% at December 31, 1997. This decrease is the direct result of the increase in average assets in 1998 caused by the borrowings from the FHLB which were invested in investment grade securities, in addition to the increase in stockholders' equity as a result of the public stock offering in 1997. For 1998 and 1997, the ratios were well above minimum regulatory guidelines.

                  As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I capital consists of common stockholders' equity less intangible assets, and Tier II capital includes the allowable portion of the allowance for possible loan losses, currently limited to 1.25% of risk-weighted assets.

By regulatory guidelines, neither Tier I nor Tier II capital reflect the adjustment of SFAS No. 115, which requires adjustment in financial statements prepared in accordance with generally accepted accounting principles by including as a separate component of equity, the amount of net unrealized holding gains or losses on debt and equity securities that are deemed to be available-for-sale.


                                                At March 31, 1998
                                                (Dollars in thousands)

     Primary capital.. ........................        $36,627
     Intangible assets.  .......................       538
                                                     ---------
     Tier I capital.....     ....................      36,089
     Tier II capital..............................     2,162
                                                     ---------
     Total risk-based capital..................        $38,251
                                                     =======

     Total risk-weighted assets................        $231,470
     Tier I ratio................................ ...  15.59%
     Risk-based capital ratio.......................   16.53%
     Tier I leverage ratio..........................   8.92%


                  Regulatory guidelines require that core capital and total risk-based capital must be at least 4.0% and 8.0%, respectively.

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

                  At March 31, 1998, the Company maintained $18.4 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $4.4 million of mortgage loans held for resale and $85.8 million in AFS securities. This combined total of $108.6 million represented 25.5% of total assets at March 31, 1998. The Company believes that its liquidity is adequate.

                  The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At March 31, 1998 , approximately 65.5% of the Company's assets were funded by core deposits acquired within its market area. An additional 8.5% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

                  Net cash used by operating activities was $4.4 million for the three months ended March 31, 1998, as compared to net cash provided by operating activities of $1.0 million for the comparable period in 1997. This $5.4 million decrease is primarily related to a net $4.1 million increase in the change in mortgage loans held for resale. Net cash used in investing activities increased $12.7 million for the year ended March 31, 1998, from $38.2 million to $50.9 million, which was primarily attributable to purchases of investment securities. Net cash provided by financing activities increased $26.8 million from 1997. A net increase in FHLB borrowings of $50.0 million was used to fund investment purchases.

                  FUTURE OUTLOOK

                  The national prime lending rate fell to 8.5% at December 31, 1995, falling again to 8.25% in February 1996, where it remained at December 31, 1996. In March 1997, the national prime lending rate increased to its current level of 8.5%. Management and the Board of Directors do not have the ability to determine if another rate increase will occur; however, the Company believes it is very well prepared to meet the challenges and effects of a rising interest rate environment. Management's belief is that a significant impact on earnings depends on its ability to react to changes in interest rates. Through its ALCO, the Company continually monitors interest rate sensitivity of its earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings. The Company's commitment to remaining a community-based organization is strong and the intention is to recognize steady growth in its consumer, mortgage and commercial loan portfolios while obtaining and maintaining a strong core deposit base.

                  The banking and financial services industries are constantly changing. The Company is not aware of any pending pronouncements that would have a material impact on the results of operations.

                  Beginning September 1995, bank holding companies are permitted to acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in September 1997. Predictions are that consolidation will continue to occur as the banking industry strives for greater cost efficiencies and market share. Management believes that such consolidation may enhance its competitive position as a community bank.

                  A normal examination of LA Bank by the Office of the Comptroller of the Currency ("OCC") in 1997 resulted in no significant findings and no impact is anticipated on current or future operations.

                  The FDIC Board of Directors voted on November 26, 1996, to retain the existing BIF assessment schedule of 0 to 27 basis points (annual rates) for the first semiannual period of 1997, and to collect an assessment against BIF - assessable deposits to be paid to the Financing Corporation ("FICO"). In addition, the Board eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996. LA Bank's current and future FDIC BIF assessment is expected to be $0; however, the FICO assessment for 1998 is expected to be approximately $35,000.

                  In 1996, LA Bank acquired the real estate and deposit customer lists of the Milford (Pike County) and Mountainhome (Monroe County) branches of PNC Bank. These branches opened in December 1996. The amortization of the customer lists was $100,000 for 1997 and is expected to be $100,000 in 1998.

                  The OCC granted approval to establish new branches as follows:

          Location                      Date Approved

          Wal-Mart, Honesdale           12/29/97
          Taylor                        3/16/98
          Tannersville                  4/9/98

                  In addition, the Company opened two new branches during 1998. On March 18, 1998, a branch opened in the Wal-Mart Supercenter in Dickson City and the Lackawaxen branch opened on April 2, 1998.

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

                  YEAR 2000 COMPLIANCE; MANAGEMENT INFORMATION SYSTEMS

                  The Board of Directors has established a Year 2000 compliance committee to address the risks of the critical internal bank systems that are affected by date sensitive applications, as well as external systems provided by third parties. A comprehensive plan was developed detailing the sequence of events and actions to be taken as the Year 2000 approaches.

                  The Company has conducted a comprehensive review of its computer systems that could be affected by the "Year 2000" issue and does not believe the amounts to be expended over the next two years will have a material impact on its earnings or financial position. It is anticipated that any modifications to existing hardware and software will be completed by December 31, 1998, thus leaving the year 1999 for systems testing. However, no assurance can be made that the systems of others that the Company relies upon will be converted on a timely basis, or that their failure to be compliant would not have an adverse effect on the Company.

                  In October 1997, the Company purchased and installed an upgrade to its current systems to improve efficiencies of operations and position itself for future growth. The cost of the new system was approximately $775,000. Preconversion testing demonstrated that the new hardware and software are Year 2000 compliant.

                  FACTORS THAT MAY AFFECT FUTURE RESULTS

General

                  Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the control of the Company may adversely affect the future results of operations of the Company. Management does not expect any one particular factor to affect results of operations. A downward trend in several areas, however, including real estate, construction and consumer spending, could have an adverse impact on the Company's ability to maintain or increase profitability. Therefore, there is no assurance that the Company will be able to continue its current rate of profitability and growth. See "Allowance For Possible Credit Losses."

Interest Rates

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

                  As of March 31, 1998, total interest-earning assets maturing or repricing within one year were less than total interest-bearing liabilities maturing or repricing in the same period by $29.5 million, representing a cumulative one-year interest rate sensitivity gap as a percentage of total assets of negative 6.94%. This condition suggests that the yield on the Company's interest-earning assets should adjust to changes in market interest rates at a slower rate than the cost of the Company's interest-bearing liabilities. Consequently, the Company's net interest income could decrease during periods of rising interest rates. See "Interest Rate Risk Management."

Adequacy of Allowance for Possible Credit Losses

     In originating loans, there is a likelihood that some credit losses will occur. This risk of loss varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness and debt servicing capacity of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral securing the loan. Management maintains an allowance for possible credit losses based on, among other things, historical loan loss experience, known inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and an evaluation of current economic conditions. Management believes that the allowance for possible credit losses is adequate. There can be no assurance that nonperforming loans will not increase in the future.

Effects of Inflation

                  The majority of assets and liabilities of a financial institution are monetary in nature. Therefore, a financial institution differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Management believes that the most significant impact of inflation on financial results is the Company's ability to react to changes in interest rates. As discussed previously, management attempts to maintain an essentially balanced position between rate sensitive assets and liabilities over a one year time horizon in order to protect net interest income from being affected by wide interest rate fluctuations.

NEW FINANCIAL ACCOUNTING STANDARDS

Mortgage Servicing Rights

                  In  1995,  the  FASB  issued  SFAS No.  122,  "Accounting  for
Mortgage Servicing Rights," which amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities." The Statement applies to all mortgage banking activities in which a mortgage loan is originated or purchased and then sold or securitized with the right to service the loan retained by the seller. The total cost of the mortgage loans is allocated between the mortgage servicing rights and the mortgage loans based on their relative fair values. The mortgage servicing rights are capitalized as assets and amortized over the period of estimated net servicing income. Additionally, they are subject to an impairment analysis based on their fair value in future periods. The Statement was effective for transactions in which mortgage loans are sold or securitized beginning January 1, 1996. The impact on the Company's financial position and results of operations will be dependent upon the future volume of mortgage loans sold with servicing rights retained. In 1997 and 1998, the impact was immaterial.

Stock-Based Compensation

                  In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard provides the Company with a choice of how to account for the issuance of stock options and other stock grants. The Statement encourages companies to account for stock options at their fair value and recognize the expense as compensation over the service period, but also permits companies to follow existing accounting rules under Accounting Principles Board ("APB") Opinion No. 25. Companies electing to follow APB Opinion No. 25 rules will be required to disclose pro forma net income and earnings per share information as if the new fair value approach had been adopted. The Company is continuing to follow existing accounting rules under APB Opinion No. 25 for options granted, with pro forma disclosure in the footnotes to the consolidated financial statements.

Earnings Per Share and Capital Structure

     In 1997, the FASB issued Statement No.128, "Earnings Per Share" and Statement No. 129, "Disclosure of Information about Capital Structure." Both Statements are effective for periods ending after December 15, 1997. Statement No. 128 is designed to simplify the computation of earnings per share and will require disclosure of "basic earnings per share" and, if applicable, "diluted earnings per share." Statement No. 128 requires restatement of all prior period earnings per share data when adopted. The adoption of Statement No. 129 had no impact on the Company.

Reporting Comprehensive Income

                  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The impact of this Statement on the Company is to require additional disclosures in the Company's financial statements.

Operating Segment Disclosure

                  In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The impact, if any, of this Statement on the Company is to require additional disclosures in the Company's financial statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-K

         Exhibit Number           Description of Exhibit
               2                         None
               3(i)                      None
               3(ii)                     None
               4                         None
              10                         None
              11                         None
              15                         None
              18                         None
              19                         None
              22                         None
              23                         None
              24                         None
              27                         Financial Data Schedule
              99                         None

         (b) Reports on Form 8-K

                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         LAKE ARIEL BANCORP, INC.



Date May 5, 1998

By ________________________________
John G. Martines
CHIEF EXECUTIVE OFFICER



--------------------------------
Joseph J. Earyes, CPA
VICE PRESIDENT and
TREASURER


33