Form 10-Q
period 1998-06-30
LAKE ARIEL BANCORP INC
filed 1998-08-10
CIK 723878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1998

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,570,265 shares of common stock, par value $.21 per share, as of June 30, 1998.

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                      INDEX

                                                                    Page Number
Part I - Financial Information

Item 1. Financial Statements:
        Consolidated Balance Sheets as of June 30, 1998
          and December 31, 1997..........................................     3

        Consolidated Statement of Income for the six
          months ended June 30, 1998 and 1997...........................      4

        Consolidated Statement of Comprehensive Income for the six
         months ended June 30, 1998 and 1997............................      5

        Consolidated Statement of Cash Flows for the six
         months ended June 30, 1998 and 1997............................      6

        Notes to Consolidated Financial Statements......................      8

Item 2. Management's Discussion and Analysis or
       Plan of Operations................................................    10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    21

Part II - Other Information

Item 1.  Legal Proceedings................................................  N/A

Item 2.  Changes in Securities...........................................   N/A

Item 3.  Defaults Upon Senior Securities.................................   N/A

Item 4.  Submission of Matters to a Vote of Security
           Holders.......................................................   N/A

Item 5.  Other Information..............................................     26

Item 6.  Exhibits and Reports on Form 8-K...............................     36

         Signatures......................................................    37

                            LAKE ARIEL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
 ..........................                                JUNE 30,  DECEMBER 31,
                                                           1998         1997
    ...............................                   (in thousand in thousands
ASSETS
Cash and cash equivalents .........                   $  14,412    $  17,109
Available-for-sale securities .....                      54,399       56,545
Held-to-maturity securities (fair value of $108,986
and $59,008, respectively) ........                     108,524       58,245

Loans and leases ..................                     216,965      216,465
Mortgage loans held for resale ....                       5,116          621
   Less unearned income and loan fees                    (6,242)      (6,741)
   Less allowance for possible credit losses             (2,167)      (2,109)
                                                      ---------    ---------

         Net loans and leases .....                     213,672      208,236
Premises and equipment, net .......                      14,691       13,744
Accrued interest receivable .......                       3,221        3,005
Foreclosed assets held for sale ...                         229          523
Life insurance cash surrender value                       8,389        7,891
Other assets ......................                       6,174        2,775
                                                      ---------    ---------
         TOTAL ASSETS .............                   $ 423,711    $ 368,073
                                                      =========    =========

LIABILITIES
Deposits:
   Noninterest-bearing ............                   $  47,246    $  39,689
   Interest-bearing:
         Demand ...................                      37,040       31,767
         Savings ..................                      37,337       36,437
         Time .....................                     122,564      128,538
         Time $100,000 and over ...                      39,410       44,019
                                                      ---------    ---------
         Total Deposits ...........                     283,597      280,450

Accrued interest payable ..........                       2,747        2,975
Federal funds purchased ...........                        --           --
Securities sold under agreements to repurchase            1,995          200
Long-term debt ....................                      96,904       47,656
Other liabilities .................                       1,193          977
                                                      ---------    ---------
         Total Liabilities ........                     386,436      332,258
                                                      ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares              --           --
Common stock: Authorized, 10,000,000 shares of
  $.21 par value each; issued and outstanding
  4,570,265 shares in 1998 and 4,548,383 in 1997            960          956
Capital surplus ...................                      25,999       25,717
Retained earnings .................                      10,389        9,135
Net unrealized gains (losses) on
  available-for-sale securities ...                         (73)           7
                                                      ---------    ---------

         Total Stockholders' Equity                      37,275       35,815
                                                      ---------    ---------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY ...                   $ 423,711    $ 368,073
                                                      =========    =========

The accompanying notes are an integral part of the consolidated financial statements.


                            LAKE ARIEL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

      ..........................................................................          SIX MONTHS ENDED THREE MONTHS ENDED
      ..........................................................................       JUNE 30,                 JUNE 30,
                                                                                      1998       1997        1998        1997

     ..........................................................................           (in thousands except per share data)

INTEREST INCOME:
Loans and leases ...............................................................   $  9,102   $  8,039    $  4,573    $  4,101
Investment Securities
    Taxable ....................................................................      4,211      2,863       2,179       1,435
    Exempt from federal income taxes ...........................................        836        778         421         401
    Dividends ..................................................................        120         63          67          35
                                                                                   --------   --------    --------    --------
       Total Investment Securities Income ......................................      5,167      3,704       2,667       1,871
                                                                                   --------   --------    --------    --------
Deposits in banks ..............................................................          7          5           3           1
Federal funds sold .............................................................         45        121          10          76
                                                                                   --------   --------    --------    --------
       TOTAL INTEREST INCOME ...................................................     14,321     11,869       7,253       6,049
                                                                                   --------   --------    --------    --------

INTEREST EXPENSE:
Deposits .......................................................................      5,413      4,886       2,687       2,500
Long-term debt .................................................................      2,718      1,487       1,458         788
Federal funds purchased ........................................................         33         10          14           9
Short-term borrowings ..........................................................         15         14           5           8
Securities sold under agreements to repurchase .................................         19          7          18           3
                                                                                   --------   --------    --------    --------
      TOTAL INTEREST EXPENSE ...................................................      8,198      6,404       4,182       3,308
                                                                                   --------   --------    --------    --------

NET INTEREST INCOME ............................................................      6,123      5,465       3,071       2,741
PROVISION FOR POSSIBLE
  CREDIT LOSSES ................................................................        325        380         125         255
                                                                                   --------   --------    --------    --------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE CREDIT LOSSES ...................................................      5,798      5,085       2,946       2,486
                                                                                   --------   --------    --------    --------

OTHER OPERATING INCOME:
Loan origination fees ..........................................................         67        149          67         115
Customer service charges and fees ..............................................        675        601         341         300
Mortgage servicing fees ........................................................        148        168          71          87
Investment security gains (losses), net ........................................         78         (9)         23          (1)
Gain (loss) on sale of loans, net ..............................................        258        122         179         106
Gain (loss) on sale of assets, net .............................................        265        (99)        (46)       (104)
Other income ...................................................................        676        495         364         312
                                                                                   --------   --------    --------    --------
       TOTAL OTHER OPERATING INCOME ............................................      2,167      1,427         999         815
                                                                                   --------   --------    --------    --------

OTHER OPERATING EXPENSES:
Salaries and benefits ..........................................................      2,346      2,050       1,162         974
Occupancy expense ..............................................................        752        671         383         317
Equipment expense ..............................................................        593        443         305         223
Advertising ....................................................................        171        128          95          93
Other expenses .................................................................      1,388      1,169         689         628
                                                                                   --------   --------    --------    --------
       TOTAL OTHER OPERATING EXPENSES ..........................................      5,250      4,461       2,634       2,235
                                                                                   --------   --------    --------    --------

INCOME BEFORE PROVISION FOR
 INCOME TAXES ..................................................................      2,715      2,051       1,311       1,066
PROVISION FOR INCOME TAXES .....................................................        630        515         305         260
                                                                                   --------   --------    --------    --------
NET INCOME .....................................................................   $  2,085   $  1,536    $  1,006    $    806
                                                                                   ========   ========    ========    ========

Earnings per share-basic*: .....................................................   $   0.46   $   0.41    $   0.22    $   0.21
                                                                                   ========   ========    ========    ========
Earnings per share-diluted*: ...................................................   $   0.44   $   0.40    $   0.21    $   0.21
                                                                                   ========   ========    ========    ========
Dividends per share: ...........................................................   $   0.18   $   0.17    $   0.09    $   0.08
                                                                                   ========   ========    ========    ========
Fully diluted weighted average no .of shares outstanding*: .....................      4,687      3,776       4,687       3,776


*Reflects adjustment for 5% stock dividend issued on October 1, 1997 and a two-for-one stock split effective November 10, 1997. The accompanying notes are an integral part of the consolidated financial statements.



                            LAKE ARIEL BANCORP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


    .................................................................                        SIX MONTHS ENDED    THREE MONTHS ENDED
                                                                                                  JUNE 30,             JUNE 30,
                                                                                              1998       1997       1998       1997
                                                                                                      (in thousands)


NET INCOME..................................                                                $2,085    $ 1,536    $ 1,006    $   806
Other comprehensive income (loss):
    Unrealized holding gains on
      available-for-sale securities
      Gain (losses) arising during the period .......................                          (44)        67        259        445
      Reclassification adjustment ...................................                          (78)         9        (23)         1
                                                                                           -------    -------    -------    -------
Other comprehensive income (loss)
  before income taxes ...............................................                          (122)       76        236        446
Income taxes related to other comprehensive income ..................                           42        (25)       (80)      (151)
                                                                                           -------    -------    -------    -------
Other comprehensive income (loss),
  net of income taxes ...............................................                          (80)         51        156        295
                                                                                           -------    -------    -------    -------
COMPREHENSIVE INCOME ................................................                      $ 2,005    $ 1,587    $ 1,162    $ 1,101
                                                                                           =======    =======    =======    =======


The accompanying notes are an integal part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


              ...............................         SIX MONTHS ENDED JUNE 30,
                                                        1998        1997
              ...............................                in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................          $  2,085    $  1,536
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible credit losses ...               325         371
     Depreciation, amortization, and accretion              698         429
     Deferred income taxes ..................                (9)       --
     Investment security (gain) loss, net ...               (76)          9
     (Gain) on sale of loans ................              (258)       --
     Loss on sale of foreclosed assets ......                72         104
     (Gain) on sale of credit card portfolio               (337)       --
     (Gain) on sale of equipment ............              --            (5)
     (Increase) decrease in mortgage loans
       held for resale ......................            (4,495)       (682)
     (Increase) in accrued interest receivable             (216)       (438)
     Increase (decrease) in accrued interest payable       (228)        (55)
     (Increase) decrease in other assets ....            (2,458)        461
     Increase (decrease) in other liabilities               216         208
                                                       --------    --------

NET CASH (USED) BY
  OPERATING ACTIVITIES ......................            (4,681)     (1,938)
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities and paydowns ...             8,910       1,524
    Purchases ...............................           (59,272)    (32,527)
  Available-for-sale securities:
    Proceeds from maturities and paydowns ...             2,140       1,716
    Proceeds from sales .....................            16,796       5,742
    Purchases ...............................           (16,626)     (2,491)
  Increase of life insurance policies cash
          surrender value ...................              (498)     (5,124)
  Increase in loans and leases ..............           (13,799)    (12,650)
  Purchases of premises and equipment .......            (2,690)       (382)
  Proceeds from sale of loans ...............            12,679        --
  Proceeds from sale of credit card portfolio               355        --
  Proceeds from sale of foreclosed assets ...               334         112
  Proceeds from sale of equipment ...........              --             5
                                                       --------    --------
  NET CASH USED IN INVESTING ACTIVITIES .....           (51,671)    (44,075)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits .......             3,147      15,915
  Increase (decrease) in securities sold under
     agreements to repurchase ...............             1,795        --
  Proceeds from long-term debt ..............            50,658      30,000
  Principal payments on long-term debt ......            (1,410)     (1,023)
  Proceeds from issuance of common stock ....               286         238
  Cash dividends ............................              (821)       (601)
                                                       --------    --------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES .....................            53,655      44,529
                                                       --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS .......            (2,697)      2,392
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR ........................            17,109      15,971
                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ....          $ 14,412    $ 18,363
                                                       ========    ========

CASH PAID DURING THE YEAR FOR:
   Interest .................................          $  8,198    $  6,459
                                                       ========    ========
   Income taxes .............................          $    650    $    387
                                                       ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q

Part I  - Financial Information (Cont'd)
Item 1.  Financial Statements (Cont'd)

Notes to Consolidated Financial Statements

The financial information as of December 31, 1997 is audited and for the interim periods ended June 30, 1998 and 1997 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

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

         From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first six months of 1998 or 1997.

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


5.       SHORT-TERM BORROWINGS AND LONG-TERM DEBT

         There were no short-term borrowings at June 30, 1998.

         Long-term debt at June 30, 1998 consisted of the following:

         Unsecured note, payable in the amount
         of $850.32 monthly, fixed interest rate
         of 2.9%, maturing November, 2000...........................$        24

         Mortgage, payable in the amount
         of $7,500 monthly, maturing May 1, 2008...................         654

         Borrowings with The Federal Home Loan Bank....................  96,226
                                                                       --------

           Total.......................................................$ 96,904

         Annual maturities of the long-term debt are as follows: $11,444 in 1998; $3,032 in 1999; $8,232 in 2000; $8,339 in 2001; $10,448 in 2002; $50,065
in 2003; $69 in 2004; $5,074 in 2005; $79 in 2006; $85 in 2007, and $37 in 2008.

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

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q

Part I -  Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis or Plan of
           Operations:

The consolidated financial review of Lake Ariel Bancorp, Inc. ("the Company") provides a comparison of the performance of the Company for the periods ended June 30, 1998 and 1997. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this annual report.

Background

The Company is a one bank holding company whose principal subsidiary is LA Bank, N.A. The Company operates 18 full-service branch banking offices in its principal market area in Lackawanna, Monroe, Pike and Wayne Counties. At June 30, 1998, the Company had 158 full-time equivalent employees.

         NET INTEREST INCOME

         Net income for the first six months of 1998 increased to $2.085 million, an increase of $549,000 or 35.7% over 1997. Net income for the first six months of 1997 was $1.536 million, an increase of $35,000 or 2.3% over 1996. On a per share basis, net income was $0.46 basic and $0.44 diluted in 1998 and $0.41 basic and $0.40 diluted in 1997. Weighted average shares outstanding - diluted at June 30, 1998 and 1997 were 4,687,000, and 3,776,000, respectively. Earnings per share and weighted average shares outstanding reflect adjustment for the 5% stock dividends paid on October 1, 1997 and 1996, and the two-for-one stock split effective November 10, 1997.

         The growth in net income during 1998 was attributable to the improvement in net interest income, which increased to $6.1 million, an increase of $658,000 or 12.0% over 1997, and which was coupled with an increase in other operating income to $2.2 million, an increase of $740,000 or 51.9% over 1997. The increase reflects a gain of $348,000 recognized on the sale of our credit card portfolio. This increase more than offset the increase in other operating expenses, which increased to $5.3 million, an increase of $789,000 or 17.7% over 1997. The Company continued to focus its efforts toward retail banking services within its market area with specific attention given to increasing market share.

         The growth in net income in 1997 was also attributable to the improvement in net interest income, which increased to $5.5 million, an increase of $577,000 or 11.8% over 1996 and which was also coupled with an increase in other operating income to $1.4 million, an increase of $188,000 or 15.2% over 1996. This increase more than offset the increase in other operating expenses to $4.5 million, an increase of $600,000 or 15.5% over 1996.

Analysis of Net Interest Income
         For the first six months of 1998, net interest income (tax-equivalent basis) increased to $6.6 million, an increase of $691,000 or 11.8% over 1997 levels. Average loans and leases increased to $213.8 million, an increase of $28.1 million or 15.1% over 1997. Average commercial loans grew to $75.6 million, an increase of $17.0 million or 29.0% over 1997 levels. Interest income on commercial loans increased to $3.4 million, an increase of $700,000 or 25.5% over 1997. This was due to increased volume through most of 1998. The national prime rate as reported in a national publication published daily, an index to which the majority of these loans were tied, was 8.50% at June 30, 1998 and 1997, respectively. Average real estate loans increased 16.8%, which contributed to an 15.3% increase in interest income on real estate loans. Average consumer loans, which included credit card receivables (in 1997) and leases, decreased $4 million or 10.8% over 1997, and resulted in a 9.2% decrease in related interest income.

         Net interest income (tax-equivalent basis) for the first six months of 1997 increased to $5.9 million, an increase of $750,000 or 14.5% over 1996. This increase was due to the continued strong growth of earning assets, which grew 24.2% over 1996 levels.

         On average, investment securities in 1998 increased to $160.1 million, an increase of $46.4 million or 40.8% over 1997 levels. Investment securities in 1997 increased to $113.7 million, an increase of $31.1 million or 37.7% over 1996 levels. Income earned on investment securities increased to $5.6 million, an increase of $1.4 million or 36.4% over 1997. Income earned in 1997 increased to $4.1 million, an increase of $1.2 million or 41.3% over 1996. As is discussed under "Financial Condition," the asset/liability management and investment strategies that were employed during 1998 and 1997 resulted in increased holdings of investment securities and created an increase in investment income. The mix of securities in the investment portfolio changed slightly during 1998. Taxable securities, which represented 74.3% of the investment portfolio in 1997, increased to 79.8% or $127.8 million in 1998. At June 30, 1998, tax-exempt securities represented 20.2% of the portfolio compared to 25.7% in 1997. In 1998, tax-exempt securities, for part of the year, provided better after-tax investment returns than taxable issues in similar maturity and quality ranges. Accordingly, average balances on state and municipal securities at June 30, 1998 increased to $32.4 million, an increase of $3.2 million or 10.8% over 1997.

         Average interest-bearing deposits at June 30, 1998 increased to $238.3 million, an increase of $14.2 million or 6.4% over 1997. As interest rates continued constant through most of 1997 and 1998, more depositors sought higher rate, longer-term deposits.

         Average savings and interest-bearing demand deposits at June 30, 1998 increased to $72.3 million, an increase of $5.9 million or 8.9% over 1997. As a percentage of total average interest-bearing deposits, savings and interest-bearing demand deposits represented 30.3% in 1998 and 29.6% in 1997. Due to the shift in the mix of deposits, the rates at which they were repricing and the volume increase, interest expense on deposits for the six months ended June 30, 1998 increased to $5.4 million, an increase of $513,000 or 10.5% over 1997. These results were reflected in the cost of funds on deposits which increased 3.9% from 1997 through 1998, while volume increased 6.4%. There were no brokered deposits within the Company's deposit base during 1998 or 1997.

         Short-term   borrowings,   including   federal  funds  purchased,   and
securities sold under agreements to repurchase, averaged $1.9 million in 1998 and $647,000 in 1997.

         Interest expense as a percent of earning assets increased by 14 basis points from 4.23% in 1997 to 4.37% in 1998 due to the volume increase in interest bearing liabilities, the mix in the makeup of the interest-bearing deposits, and the increase in the related interest rates paid.

         The overall effect of the decrease in yield on investments and loans and leases, increase in interest rates paid, the shift in mix of and growth in deposit accounts and long-term debt and the growth in earning assets produced a negative impact on net interest margin. The net interest margin decreased by 37 basis points to 3.87% in 1998 from 3.50% in 1997.

         The following tables provide an analysis of changes in net interest income with regard to volume, rate and yields of interest-bearing assets and liabilities based on average balances for each period. Components of interest income and expenses are presented on a tax-equivalent basis using the statutory federal income tax rate of 34.0% each year.



                                                                              For Six Months Ended June 30,
                                                                        1998                              1997
                                                         -----------------------------------         -----------------
                                                        Average       Interest                  Average  Interest
                                                        Balance       Income/         Yield/    Balance  Income/           Yield/
                                                         (1)          Expense          Rate     (1)      Expense            Rate
                                                      ------------      -------         ------   ------- -------           -----
                                                                      (Dollars in thousands)

Earning assets:
Federal funds sold ..................................   $  1,680          45           5.37%  $4,223   $    121          5.75%
Deposits in Federal Home Loan Bank ..................        289           7           4.86      226          5          4.44
Investment securities:
   U.S  government agencies .........................    122,526       4,211           6.89   81,783      2,863          7.02
   State and municipal(2) ...........................     32,357       1,267           7.85   29,197      1,179          8.10
   Other securities .................................      5,233         120           4.60    2,753         63          4.59
                                                        --------    --------                --------       -----
     Total investment securities ....................    160,116       5,598           7.01  113,733      4,105          7.24
Loans and leases:
   Commercial, financial and industrial .............     75,617       3,393           9.00   58,630      2,703          9.25
   Real estate-construction and mortgage ............    105,127       4,084           7.79   90,004      3,543          7.89
    Installment loans to individuals(3) .............     29,427       1,408           9.60   34,591      1,659          9.62
   Lease financing(3) ...............................      3,595         220          12.27    2,433        134         11.05
                                                        --------    --------                   -----
     Total loans and leases .........................    213,766       9,105           8.54  185,658      8,039          8.68

Total earning assets ................................    375,851      14,755           7.87  303,840     12,270          8.10

Cash and due from banks .............................      9,815                               9,330

Premises and equipment ..............................     13,827                              10,006

Other, less allowance for credit losses
   and loan fees ....................................     12,978                               6,953
                                                        --------                               -----
Total assets ........................................   $412,471                            $330,129
                                                        ========                               =====

Liabilities and stockholders' equity:
Interest-bearing deposits:
   Demand ...........................................    $31,717        $334           2.11% $28,428      $ 293          2.07%
   Savings ..........................................     40,538         462           2.29   37,903        381          2.02
   Time .............................................    125,200       3,501           5.61  117,846      3,151          5.36
   Time over $100,000 ...............................     40,869       1,116           5.48   39,912      1,075          5.40
                                                        --------    --------                --------      -----
     Total interest-bearing deposits ................    238,324       5,413           4.56  224,089      4,900          4.39
Federal funds purchased .............................      1,127          33           5.87      174          5          5.76
Short-term borrowings ...............................        648          16           4.95      173          5          5.80
Securities sold under agreements
   to repurchase ....................................        118           3           5.10      300          7          4.68
Long-term debt ......................................     90,339       2,733           6.07   47,098      1,487          6.33
                                                        --------    --------                --------      -----
Total interest-bearing liabilities ..................    330,556       8,198           4.99  271,834      6,404          4.74
                                                                      ------                              -----
Demand - noninterest - bearing ......................     41,552      33,401

Other liabilities ...................................      4,212                               3,449
                                                        --------                               -----
Total liabilities ...................................    376,320                             308,684
Stockholders' equity ................................     36,151                              21,445
                                                        --------                               -----
Total liabilities and stockholders' equity ..........   $412,471                            $330,129
                                                        ========                               =====

Net interest income .................................               $  6,557                           $  5,866
                                                                    ========                              =====
Net interest spread .................................                                  4.37%                             4.23%
                                                                                    ========                             =====
Net interest margin(4) ..............................                                  3.50%                             3.87%
                                                                                    ========                             =====

(1) Average balances have been computed using daily balances. Nonaccrual loans are included in loan balances.
(2) Interest and yield are presented on a tax-equivalent basis using a 34.0% statutory tax rate.
(3) Installment loans and leases are presented net of unearned interest.
(4) Represents the difference between interest earned and interest paid, divided by average total earning

                                              1998 Compared to 1997(1)
                                            Caused by              Total
                                            Volume    Rate          Variance
                                                   (In thousands)
Interest income:
   Federal funds sold ...............   $   (68)   $    (8)   $   (76)
   Deposits in Federal Home Loan Bank         2       --            2
   Investment securities ............     1,581        (88)     1,493
   Loans and leases .................     1,173       (107)     1,066
                                        -------    -------    -------
Total interest income ...............     2,688       (203)     2,485
                                        -------    -------    -------

Interest expense:
   Demand and savings deposits ......        63         59        122
   Time deposits ....................       228        163        391
   Borrowed funds ...................     1,343        (62)     1,281
                                        -------    -------    -------
Total interest expense ..............     1.634        160      1,794
                                        -------    -------    -------

Net interest income .................   $ 1,054    $  (363)   $   691
                                        =======    =======    =======

------------------------------
(1) The portion of the total change attributable to both volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.


Provision for Possible Credit Losses
         The provision for possible credit losses for the six months ended June 30, 1998 increased to $325,000, a decrease of $55,000 or 14% over 1997. In 1998, the provision for possible credit losses was 121% of net charge-offs, compared to 132% in 1997. The provision represented management's assessment of the risks inherent in the loan and lease portfolio while providing the amounts necessary to cover potential charge-offs.

         Net charge-offs in 1998 decreased to $268,000, a decrease of $20,000 or 7% over the same period in 1997. The net charge-offs in 1998 were primarily attributed to the commercial and consumer installment loan portfolio.

         Net charge-offs on commercial and industrial loans for 1998 were $87,000 or 32% of net charge-offs in 1998 compared to $28,000 or 10% of net charge-offs for 1997. Consumer and credit card, lease financing, and real estate related debt accounted for 68% in 1998 and 90% in 1997, of net charge-offs, respectively.

Other Operating Income
         Other operating income in the first six months of 1998 increased to $2.2 million, an increase of $740,000 or 51.9% over 1997. Mortgage servicing fee income in 1998 decreased to $148,000, a decrease of $20,000 or 11.9% over 1997. These fees were directly influenced by the volume of loans that were sold in the secondary market. Gains or losses on sales of mortgage loans occurred when the coupon rates on mortgage loans exceeded or fell short of the yields required by the purchasers. The net gain of $258,000 recorded in 1998, compared with the net gain of $122,000 in 1997, was indicative of the changes in interest rates during the periods in which the sales occurred.

         Fee income from service charges on demand deposits, item processing, return items and other service fees in 1998 increased to $675,000, an increase of $74,000 or 12.3%. These fees, which represented 31.1% of other operating income, were influenced by both pricing changes and increases in the number of consumer and business demand deposit accounts.

         Net gains on available-for-sale securities represented approximately 3.6% in 1998 and 0% in 1997 of other operating income, respectively. The sales of these securities resulted from the Company's decision to liquidate certain securities to capture market gains with the ability to reinvest in bonds with similar risk and yield.

         Included in other income are earnings on directors' and officers' life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in two of the Company's branch offices, automated teller machine surcharge income, commissions on check orders and other general service fees. Other income in 1998 increased to $676,000, an increase of $181,000 or 36.6% over 1997. Earnings on directors' and officers' life insurance policies represented $122,000 of the increase.

         OTHER OPERATING EXPENSES

         Other operating expenses in 1998 increased to $5.3 million, an increase of $789,000 or 17.7% over 1997. Salaries and benefits, which were the most significant of the noninterest expenses, increased in each of the years reported. Salaries and benefits for 1998 increased to $2.3 million, an increase of $296,000 or 14.4% over 1997. This increase was due to the additional staffing needs in both new and existing branch and administrative offices, merit increases and the added costs associated with health care insurance and other benefits which were provided by the Company.

         Equipment and occupancy expenses in 1998 increased to $1.3 million, an increase of $231,000 or 20.7% over 1997. These increases were primarily attributable to the growth in the number of branch offices, in addition to overall increases in overhead expenses, maintenance costs and equipment upgrades (including computer hardware and software) throughout the branch network.

         FDIC insurance assessments decreased from $222,000 in 1995, to $2,000 in 1996 and $0 in 1997. The decrease in the FDIC insurance assessment reflected the decision by the FDIC in late 1995 to charge well-capitalized banks a $1,000 semi-annual membership fee without any deposit-based insurance premium, then reducing this amount to zero in 1997 and beyond.

         Other expenses in 1998 increased to $1.4 million, an increase of $219,000 or 18.7% over 1997. Included in these expenses were such costs as legal fees, professional and audit, state shares' tax, directors' fees and other general operating expenses.

         INCOME TAXES

The provision for income taxes for the six months ended June 30, 1998 was $630,000, an increase of 22.3% or $115,000 in 1998. The effective tax rate for 1998 and 1997 was 23.2% and 25.1%, respectively.

         FINANCIAL CONDITION

June 30, 1998 Compared to December 31, 1997

         The Company's total assets increased to $423.7 million at June 30, 1998, an increase of $55.6 million or 15.1% from $368.1 million at December 31, 1997. The increase in assets was primarily attributable to a $5.4 million growth in net loans and a $52.0 million purchase of investment securities in January, 1998.

         The amortized cost of investment securities, including held-to-maturity
(HTM) and available-for-sale (AFS), increased to $157.1 million at June 30, 1998, an increase of $45.3 million or 40.5% from $111.8 million at December 31, 1997. The continued attention given to management's asset/liability and investment strategies resulted in an increase in net interest income while controlling interest rate risk. By again utilizing structured borrowings with the FHLB, the Company was able to purchase both taxable and tax-exempt investments that provided a favorable spread between the interest rate on deposits and borrowings versus the yield on invested funds. During the first quarter of 1998, the Company purchased $50.0 million of securities with funds borrowed from the FHLB. The strategy that was employed provided a favorable spread between the rates on invested and borrowed funds. At June 30, 1998, gross unrealized gains in the HTM investments were $640,000 while gross unrealized losses amounted to $176,000.

         The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at June 30, 1998. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.




                                                 Available for Sale June 30 , 1998
                                                 After 1 Year But   After 5 Years But  After 10 Years
                                Within 1 Year     Within 5 Years     Within 10 Years   or no maturity       Total
                               ---------------    ----------------   ----------------  --------------     --------------

                               Amount   Yield     Amount   Yield   Amount       Yield   Amount   Yield     Amount   Yield
                                                              (Dollars in thousands)

Amortized cost:
U.S. government agencies and
corporations ...............   $ 4,468      7.07% $7,771   7.01%   $4,944       7.07%   $ 22,759    6.78% $39,942   6.89%
Obligations of state and
political subdivisions .....       100      7.51     855   7.07       224         7.02     7,448    7.33    8,627   7.29
Equity securities ..........      --         --       --               --                  5,941    4.05    5,941   4.05
                               ---------         -------        ----------               -------             ----
Total securities available
for sale ...................   $ 4,568      7.08% $8,626   7.01 %  $5,168       7.07%     $36,148   6.44% $54,510   6.65%
                               =========           =======       ==========               =======            ====



                                                              Held to Maturity June 30, 1998
                                                    After 1 Year But    After 5 Years But After 10 Years
                                    Within 1 Year    Within 5 Years     Within 10 Years   or no maturity       Total
                                    --------------- ----------------   ----------------  -------------- --------------

                                    Amount   Yield    Amount  Yield   Amount      Yield  Amount   Yield    Amount   Yield
                                                      (Dollars in thousands)
Amortized cost:
U.S. government agencies and
corporations ....................   $10,481 7.26%    $24,917 7.02%    $ 18,235    7.30% $30,469    6.95%  $ 84,102   7.08%
Obligations of state and
political subdivisions ..........       --    --       1,186 6.51%      11,426    6.92%  11,810    7.66%    24,422   7.25
                                   --------             ----         ---------         --------               ----
Total securities held to maturity   $10,481 7.26%   $ 26,103 6.70%    $ 29,661    7.15% $42,279    7.15%  $108,524   7.12%
                                   ========             ====         =========         ========               ====


         Total net loans increased to $213.7 million at June 30, 1998, an increase of $5.4 million or 2.6% from $208.2 million at December 31, 1997. The increase in net loans was directly related to the growth in commercial loans and residential mortgages, reduced by the $16.1 million of mortgage loans sold during the first six months of 1998 and the sale of our $2.2 million credit card portfolio. Residential mortgage loans, which included real estate construction loans, increased to $107.5 million at June 30, 1998, an increase of $4.5 million or 4.4% from $103.0 million at December 31, 1997.

         Consumer loans and leases, net of unearned discounts, decreased to $33.1 million at June 30, 1998, a decrease of $5.5 million or 14.2% from $38.6 million at December 31, 1997. Commercial loans increased to $77.5 million at June 30, 1998, an increase of $8.0 million or 11.5% from $69.5 million at December 31, 1997. Commercial loans consisted of loans made to small businesses within the Company's market area and were generally secured by real estate and other assets of the borrowers.

         Life insurance cash surrender value increased to $8.4 million at June 30, 1998, an increase of $500,000 or 6.3% from $7.9 million at December 31, 1997. The increase represents an investment in 1997 in various life insurance policies to fund both a non-qualified supplemental retirement plan (SERP) and an officer group term life insurance replacement plan on the executive officers and certain other officers of the Company.

         Total deposits increased to $283.6 million at June 30, 1998, an increase of $3.1 million or 1.1% from $280.5 million at December 31, 1997. Noninterest-bearing demand deposits increased to $47.3 million at June 30, 1998, an increase of $7.6 or 19.0% from $39.7 million at December 31, 1997. In the aggregate, savings and interest-bearing demand deposits increased to $74.4 million at June 30, 1998, an increase of $6.2 million or 9.1% from $68.2 million at December 31, 1997. As a percentage of total deposits, savings and interest-bearing demand deposits represented 26.2% in 1998, compared to 24.3% in 1997. Time deposits, which include certificates of deposit in denominations of $100,000 or more, decreased to $162.0 million at June 30, 1998, a decrease of $10.6 million or 6.1% from $172.6 million at December 31, 1997. As a percentage of total deposits, these deposits represented 57.1% in 1998 and 61.5% in 1997. Approximately $10.6 million of these deposits are from public funds of school districts and local governments located within the Company's market area. Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. There are no brokered deposits included in certificates of deposit of $100,000 or more.

         NONPERFORMING ASSETS

         Nonperforming assets included nonperforming loans and foreclosed assets held for sale. Nonperforming loans consisted of loans where the principal and/or interest was 90 days or more past due and loans that had been placed on nonaccrual status. When loans were placed on nonaccrual status, income from the current period was reversed from current earnings and interest from prior periods was charged to the allowance for possible credit losses. Consumer loans were charged-off when principal or interest was 120 days or more delinquent, or were placed on nonaccrual status if a sufficient amount of collateral existed. The following table shows information concerning loan delinquency and other nonperforming assets of the Company at June 30, 1998 and December 31, 1997:


                                        1998     1997
                                        (in thousands)
Loans past due 90 days or more ....   $1,386    $1,453
Impaired loans in nonaccrual status    1,507       411
Other nonaccrual loans ............      261       123
                                      ------    ------
         Total nonperforming loans     3,154     1,987

Foreclosed assets held for sale ...      229       523
                                      ------    ------
         Total nonperforming assets   $3,383    $2,510
                                      ======    ======

Nonperforming loans as a
     percentage of loans ..........     1.46%      .94%
Nonperforming assets as a
     percentage of assets .........      .80%      .68%

         Nonperforming loans increased 39% from year-end 1997. Nonaccrual loans increased $1.2 million or 231% from year-end 1997. Commercial loans accounted for 85% of all nonaccruals, followed by real estate loans at 15%. Within the $1.7 million of total nonaccrual loans, 100% were secured by mortgages, primarily first liens, against residential or commercial properties. Loans past due 90 days or more decreased $67,000 from 1997 year-end levels. These loans included $415,000 in real estate mortgages, $205,000 in consumer credit, $732,000 in commercial loans and $34,000 in leasing. These loans were reviewed by management at its quarterly loan review meetings regarding collection efforts.

         Legal proceedings on the nonaccrual loans are ongoing, routine, and are reviewed by management on a continuing basis. No material losses are expected as a result of these proceedings.

         Foreclosed assets held for sale were $229,000 at June 30, 1998 compared to $523,000 at year-end 1997. The decrease was a result of sales during the first three months of 1998 without any substantial additions. The Company does not expect any material losses on the sales of these properties based on current appraised values exceeding book values. See "Factors That May Affect Future Results" for factors that could affect sales prices of foreclosed assets.

         POTENTIAL PROBLEM LOANS

         At June 30, 1998, the Company had approximately $1.5 million of potential problem loans not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at June 30, 1998. See "Factors That May Affect Future Results" for further discussion.

         ALLOWANCE FOR POSSIBLE CREDIT LOSSES

         The Company determined the provision for possible credit losses through a quarterly review of the loan portfolio. Factors such as declining economic trends; the volume of nonperforming loans; concentrations of credit risk; adverse situations that may affect the borrower's ability to repay; prior loss experience within the various categories of the portfolio; and current economic conditions were considered when reviewing the risks in the portfolio. Larger exposures were analyzed individually. Over the past several years, the Company implemented more stringent underwriting standards in commercial lending as this category of loans continues to grow. While management believed the allowance for possible credit losses was adequate, future additions to the allowance may be necessary based on changes in economic conditions. The adequacy of the allowance for possible credit losses was reviewed quarterly by a loan review committee comprised of members of the Board of Directors and senior management of the Company. The full Board of Directors reviewed the relevant ratios with respect to the allowance after the loan review committee made its recommendations. At both June 30, 1998 and December 31, 1997, the allowance for possible credit losses was 1.00% of loans. For further discussion on factors that could influence the allowance for possible credit losses, see "Factors That May Affect Future Results."

Changes in the allowance for possible credit losses at June 30, 1998 and December 31, 1997 were as follows:

                                             1998      1997
                                           (dollars in thousands)

Balance at beginning of period ..........   $2,109    $1,830
                                            ------    ------

Charge-offs:
         Real estate-construction .......     --        --
         Real estate-mortgage ...........       37       103
         Commercial and industrial ......       92       106
         Consumer installment ...........      144       363
         Lease financing ................       23        11
                                            ------    ------

                  Total .................      296       583
                                            ------    ------

Recoveries:
         Real estate-construction .......     --        --
         Real estate-mortgage ...........     --        --
         Commercial and industrial ......        5        42
         Consumer installment ...........       24        40
         Lease financing ................     --        --
                                            ------    ------

                  Total .................       29        82
                                            ------    ------

Net charge-offs .........................      267       501
                                            ------    ------
Provision for possible credit losses ....      325       780
                                            ------    ------

Balance at end of period ................   $2,167    $2,109
                                            ======    ======

Ratio of net charge-offs during period to
  average loans outstanding during period     0.12%     0.26%
                                            ======    ======


         The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for possible credit losses among various categories. At June 30, 1998, approximately 60% of the allowance for possible credit losses is allocated to general risk to protect the Company against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for possible credit losses is available to absorb future loan losses in any loan category.

                                   June  30,           December 31,
                                   1998                1997
                                   Percent             Percent
                                   of Loans            of Loans
                                   in Each             in Each
                                   Category            Category
                                Amount to Loans(1)     Amount to Loans(1)
                                        (Dollars in thousands)
Allocation of allowance
for possible credit losses:
Real Estate ...............   $  333       49%   $  278       49%
Commercial and industrial .      926       34       868       33
Consumer installment ......      395       17       465       19
Lease financing ...........       68        3        68        1
Unallocated ...............      445     --         430     --
                              ------   ------    ------   ------
      Total ...............   $2,167      100%   $2,109      100%
                              ======   ======    ======   ======

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

         Asset/Liability Management. One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/ Liability Committee ("ALCO"), which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Company. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of noncontractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

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

         At June 30, 1998, LA Bank maintained a one year cumulative gap of negative $9.2 million or 2.18% of total assets. The effect of this gap position provided a negative mismatch of assets and liabilities which can expose LA Bank to interest rate risk during a period of rising interest rates.

                                                                           Interest Sensitivity Gap at June 30, 1998
                                               3 months       3 through    1 through       Over
                                                  or less     12 months     3 years       3 years      Total
                                               ------------   ---------   -----------     -------      -----
                                                                      (Dollars in thousands)


Cash and cash equivalents ..................   $      30    $      90     $    --      $  11,791    $  11,911
Investment securities(1)(2) ................      17,849       36,784        26,714       84,074      165,421
Loans(2) ...................................      54,447       55,063        53,481       52,234      215,225
Fixed and other assets .....................        --           --            --         30,855       30,855
                                               ---------    ---------     ---------    ---------    ---------
Total assets ...............................   $  72,326    $  91,937     $  80,195    $ 178,954    $ 423,412
                                               =========    =========     =========    =========    =========

Non interest-bearing transaction deposits(3)   $    --      $    --       $  23,643    $  23,644    $  47,287
Interest-bearing transaction deposits(3) ...       1,035       12,796        16,327       46,585       76,743
Time .......................................      20,107       77,948        12,130       10,014      120,199
Time over $100,000 .........................      10,892       22,514         6,004         --         39,410
Short-term borrowings ......................       2,356       11,083          --           --         13,439
Long-term debt .............................      11,196        3,585         8,756       61,924       85,461
Other liabilities ..........................        --           --            --          3,598        3,598
                                                            ---------     ---------    ---------    ---------
     Total Liabilities .....................   $  45,586    $ 127,926     $  66,860    $ 145,765    $ 386,137
                                               =========    =========     =========    =========    =========

Interest sensitivity gap ...................   $  26,740    $ (35,989)    $  13,335    $  33,189
                                                            =========     =========    =========    =========

Cumulative gap .............................   $  26,740    $  (9,249)    $   4,086    $  37,275
                                                            =========     =========    =========    =========

Cumulative gap to total assets .............       6.32%      (2.18)%         0.97%        8.80%


(1)      Gross of unrealized gains/losses on available for sale securities.
(2) Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflecting historical experience as well as management's knowledge and experience of its loan products.
(3) LA Bank's demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the recommended maturity distribution limits for nonmaturing deposits based on our historic deposit studies.

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

         The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 1998 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the June 30, 1998 levels.

                                      Rates +200 Rates -200

Earnings at risk:
   Percent change in:
      Net Interest Income .........      (4.08)%  (3.48)%
      Net Income ..................      (6.93)%  (6.31)%

Economic value at risk:
   Percent change in:
      Economic value of equity ....     (22.70)%  (6.00)%
      Economic value of equity as a
      percent of book assets ......      (2.31)%  (1.02)%

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

         An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at June 30, 1998 was 8.94% compared to 10.26% at December 31, 1997. This decrease is the direct result of the increase in average assets in 1998 caused by the borrowings from the FHLB which were invested in investment grade securities, in addition to the increase in stockholders' equity as a result of the public stock offering in 1997. For 1998 and 1997, the ratios were well above minimum regulatory guidelines.

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


                         At June 30, 1998
                         (Dollars in thousands)

Primary capital ..........   $ 37,348
Intangible assets ........        511
                             --------
Tier I capital ...........     36,837
Tier II capital ..........      2,099
                             --------
Total risk-based capital .   $ 38,936
                             ========

Total risk-weighted assets   $232,669
Tier I ratio .............      15.83%
Risk-based capital ratio .      16.73%
Tier I leverage ratio ....       8.94%


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

         At June 30, 1998, the Company maintained $14.4 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $5.1 million of mortgage loans held for resale and $54.4 million in AFS securities. This combined total of $73.9 million represented 17.4% of total assets at June 30, 1998. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At June 30, 1998 , approximately 66.9% of the Company's assets were funded by core deposits acquired within its market area. An additional 8.8% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash used by operating activities was $4.7 million for the six months ended June 30, 1998, as compared to net cash used by operating activities of $1.9 million for the comparable period in 1997. This $2.8 million increase is primarily related to a net $3.8 million increase in the change in mortgage loans held for resale and a net $2.9 million increase in the change in other assets. Net cash used in investing activities increased $7.6 million for the year ended June 30, 1998, from $44.1 million to $51.7 million, which was primarily attributable to purchases of investment securities. Net cash provided by financing activities increased $9.2 million from 1997. A net increase in FHLB borrowings of $20.7 million was used to fund investment purchases.

         FUTURE OUTLOOK

         The national prime lending rate fell to 8.5% at December 31, 1995, falling again to 8.25% in February 1996, where it remained at December 31, 1996. In June 1997, the national prime lending rate increased to its current level of 8.5%. Management and the Board of Directors do not have the ability to determine if another rate increase will occur; however, the Company believes it is very well prepared to meet the challenges and effects of a rising interest rate environment. Management's belief is that a significant impact on earnings depends on its ability to react to changes in interest rates. Through its ALCO, the Company continually monitors interest rate sensitivity of its earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings. The Company's commitment to remaining a community-based organization is strong and the intention is to recognize steady growth in its consumer, mortgage and commercial loan portfolios while obtaining and maintaining a strong core deposit base.

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

         The OCC granted approval to establish new branches as follows:

                       Location                   Date Approved

                  Taylor                          3/16/98
                  Tannersville                    4/9/98
                  Kingston                        5/12/98
                  East Mountain (Scranton)        5/12/98

         In addition, the Company opened three new branches during 1998. On March 18, 1998, a branch opened in the Wal-Mart Supercenter in Dickson City; the Lackawaxen branch opened on April 2, 1998; and the Wal-Mart Supercenter Honesdale branch opened on June 17, 1998.

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

         The Year 2000 (Y2K) Committee was formed in May 1997. The Executive Vice President and Chief Operating Officer was named liaison to executive management. Co- chairpersons of the committee are Senior Operations Manager and Deposit Operations Manager. Other committee members include MIS Supervisor, Controller, Senior Lending Officer, Loan Review Officer, Special Assets Officer, and Internal Auditor. The committee currently meets weekly to discuss the progress of the project.

         An outline was developed by the Committee to manage the phases of our year 2000 readiness program. The outline addresses the necessary phases (identification, renovation, testing, and implementation) necessary to conduct a detailed review of the Company's readiness.

         A list was compiled of all vendors. The list included information technology vendors and non-information technology vendors. The Company does not utilize any in- house developed programs. A letter was sent to vendors early in the third quarter of 1997 seeking assurance and testing scripts to ensure their products are Year 2000 ready. Each vendor was evaluated and prioritized as to the Company's reliance on the application. The Company's MIS Department has conducted testing on all personal computers and file servers. Those that did not successfully roll into the Year 2000 were replaced. Unisys Corporation has been contracted to assist and consult the Company with the Year 2000 testing. The Company is planning during the third quarter to age its entire operating system Company wide and conduct detailed testing.

         When conducting testing, we will identify any mission critical application that is not Year 2000 ready. In the event an application is not compliant, the Company will contract with an alternate vendor. The Year 2000 Committee has identified alternate vendors for each mission critical application.

         Lending officers have compiled a Year 2000 questionnaire for each client with a total lending relationship of $250,000 or more. Loan review has incorporated into their evaluations of the borrower's credit worthiness the question of the impact that the Year 2000 will have on an individual business and the risk associated with non-compliance resulting in business disruption. A Year 2000 legal addendum has been added to the loan documentation for all new and renewed commercial loans.

         Large depositors have also been personally contacted and made aware of the Year 2000 issue and how it may effect them. The Company has also developed a Year 2000 awareness brochure that was inserted with the customer's Company statements.

         The Year 2000 Committee has established a timeline for Year 2000 Readiness. This timeline is updated as actions are completed.

                                    TIME LINE
                         AWARENESS AND ASSESSMENT PHASES



*2nd Quarter 1997                  *3rd Quarter 1997             *4th Quarter 1997        *1st Quarter 1998

-Y2K Committee was formed          -Complaint letters were       -Vendors were ranked     -Commercial customers with a borrowing
-Vendor list was compiled          sent to all vendors           according to mission     relationship of $250,000 or greater were
-P.O.S. terminals were tested      -Y2K Outline was developed    critical application     contacted as to their Y2K status
                                                                                          -Committee Chairpersons attended ITI Y2K
                                                                                          training PC's and proof machines were
                                                                                          tested for Y2K compliance
                                                                                          -Assessment of all vendors & hardware was
                                                                                          completed


*Denotes completion



                                    TIME LINE
                  RENOVATION, TESTING AND IMPLEMENTATION PHASES



2nd Quarter 1998                  3rd Quarter 1998             4th Quarter 1998                  1st Quarter 1999

-Testing of ITI core applications  -All depositors will be sent  -Seek alternate hardware and       -Implement any new hardware
-Begin renovation of PC's and      a letter stating the bank's   software vendors for those         and/orsoftware vendors
  routers                          Y2K status                    which are not Y2K ready            -Continue testing core
-Prepare contingency plan          -Complete renovation          -Continue testing core applications     applications for critical
                                   -Continue testing core        for critical dates                      dates
                                   applications for critical dates
                                   -Commercial    customers    with   a
                                   borrowing   relationship   between
                                   $150,000  to  $250,000,   and  any
                                   others    heavily    reliant    on
                                   technology  will be  assessed  for
                                   Y2K status



         In accordance with the Office of the Comptroller of Currency Year 2000 advisory letters, the Y2K committee has prepared a budget of current and anticipated expenditures. The total budget for this project is $250,000. The following is a breakdown as of June 30, 1998:

o **$11,250 has been spent to upgrade the personal computers at various branch locations. The previous personal computers were not Year 2000 ready.

o **$3,840 has been spent for an outside consultant to assist with the upgrade of the branch personal computers.

o **$6,500 has been spent to purchase Year 2000 testing software from ITI. This software enables us to age the ITI application into the Year 2000 and perform testing to ensure compliance.

o **LA Bank has entered into a contract with Unisys that will allow the bank to age the entire automated platform into the Year 2000 and perform testing on all mission critical applications. The anticipated cost of this project is $55,000.

o **$20,000 has been budgeted to upgrade the operating system and hardware for four NCR ATMs. This amount was based on a signed contract that LA Bank has entered into with Retec Inc.

o LA Bank is currently reviewing proposals to upgrade the check processing system due to the fact that the current system is not Year 2000 compliant. A proposal to upgrade the current system has been received from NCR and the expenditures were estimated at approximately $85,000. It is management's position that it may not be cost justified to upgrade the current check processing system. With the Bank's rapid growth, the current system will not be able to handle the increased volume. A proposal from Unisys Corporation has been received to replace the current system with a check and document image environment. The costs associated with this project will be capitalized and depreciated over the expected life.

The Year 2000 Committee will submit periodic updates of this budget.

** - Expense associated with these projects will be capitalized and depreciated over the expected life of the assets.

     The core business processes that the Year 2000 Committee has identified are Information Technology Incorporated, Bankers Systems Incorporated, Attachmate Incorporated, Unisys Corporation, NCR, Goldleaf Technologies Incorporated, Novell Incorporated, and Leasetek Incorporated. All of these processes will be tested during the third quarter of 1998. The Company is very optimistic that by conducting the necessary tests there will not be any interruption of services.

     The process that is most heavily relied upon in the Company's daily operations is Information Technology Incorporated. Without this process, the Company would not function adequately. The Year 2000 Committee has identified this as a high-risk process and has developed out a very intensive testing schedule. The Company has already conducted detailed testing of this process and currently has generated a schedule that will continue into the Year 1999.

     The Company has developed a written contingency plan. The plan addresses alternate vendors for these mission critical applications, a timeline for implementation and action, circumstances and trigger dates, core business processes that pose the greatest amount of risk to the Company. The Y2K committee will be responsible for updating the contingency plan, reporting progress and implementation changes. A specific recovery plan for each core business process will be developed after completion of the initial testing by Unisys Corporation. The contingency plan will be modified to reflect any changes at that time. However, no assurance can be made that the systems of others that the Company relies upon will be converted on a timely basis, or that their failure to be compliant would not have an adverse effect on the company.

     In October 1997, the Company purchased and installed an upgrade to its current bank operating systems to improve efficiencies of operations and position itself for future growth. The cost of the new system was approximately $775,000. Preconversion testing demonstrated that the new hardware and software are Year 2000 compliant.

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

     As of June 30, 1998, total interest-earning assets maturing or repricing within one year were less than total interest-bearing liabilities maturing or repricing in the same period by $9.2 million, representing a cumulative one-year interest rate sensitivity gap as a percentage of total assets of negative 2.18%. This condition suggests that the yield on the Company's interest-earning assets should adjust to changes in market interest rates at a slower rate than the cost of the Company's interest-bearing liabilities. Consequently, the Company's net interest income could decrease during periods of rising interest rates. See "Interest Rate Risk Management."

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

Employers' Disclosures about Pensions and Other Postretirement Benefits

         In February, 1998, the FASB issued Statement No. 132. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. This Statement is effective for fiscal years beginning after December 15, 1997. The impact, if any, of this statement on the Company is to require additional disclosure in the Company's financial statements.

Accounting for Derivative Instruments and Hedging Activities

         FASB No. 133, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The impact on the Company's financial position and results of operations will be dependent upon the future volume (if any) of acquisitions of derivative instruments and hedging activities. In 1997 and 1998, the impact is immaterial.

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


     LAKE ARIEL BANCORP, INC.



Date August 7, 1998                      By ________________________________
                                        John G. Martines
                                        CHIEF EXECUTIVE OFFICER



                                        --------------------------------
                                        Joseph J. Earyes, CPA
                                        VICE PRESIDENT and
                                        TREASURER