Form 10-Q
period 1998-09-30
LAKE ARIEL BANCORP INC
filed 1998-11-12
CIK 723878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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


               Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X No

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,807,908 shares of common stock, par value $.21 per share, as of November 6, 1998.

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                      INDEX

                                                                     Page Number
Part I - Financial Information

Item 1.   Financial Statements:
          Consolidated Balance Sheets as of September 30, 1998
          and December 31, 1997............................................... 3

          Consolidated Statement of Income for the nine
          months ended September 30, 1998 and 1997............................ 4

          Consolidated Statement of Comprehensive Income for the nine months ended September 30, 1998 and 1997............................ 5

          Consolidated Statement of Cash Flows for the nine
          months ended September 30, 1998 and 1997............................ 6

          Notes to Consolidated Financial Statements.......................... 8

Item 2.   Management's Discussion and Analysis or
               Plan of Operations............................................ 10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 21

Part II - Other Information

Item 1.   Legal Proceedings................................................. N/A

Item 2.   Changes in Securities............................................. N/A

Item 3.   Defaults Upon Senior Securities................................... N/A

Item 4.   Submission of Matters to a Vote of Security
               Holders...................................................... N/A

Item 5.   Other Information.................................................. 26

Item 6.   Exhibits and Reports on Form 8-K................................... 37

          Signatures......................................................... 38

                            LAKE ARIEL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1998           1997
                                                  (in thousands) (in thousands)
ASSETS

Cash and cash equivalents .........................   $  20,016    $  17,109
Available-for-sale securities .....................      64,487       56,545
Held-to-maturity securities (fair value of $105,674
and $59,008, respectively) ........................     104,471       58,245

Loans and leases ..................................     221,362      216,465
Mortgage loans held for resale ....................       5,412          621
   Less unearned income and loan fees .............      (5,928)      (6,741)
   Less allowance for possible credit losses ......      (1,971)      (2,109)
                                                      ---------    ---------

               Net loans and leases ...............     218,875      208,236
Premises and equipment, net .......................      16,544       13,744
Accrued interest receivable .......................       3,539        3,005
Foreclosed assets held for sale ...................         358          523
Life insurance cash surrender value ...............       8,490        7,891
Other assets ......................................       7,926        2,775
                                                      ---------    ---------
               TOTAL ASSETS .......................   $ 444,706    $ 368,073
                                                      =========    =========

LIABILITIES
Deposits:
   Noninterest-bearing ............................   $  50,003    $  39,689
   Interest-bearing:
               Demand .............................      41,703       31,767
               Savings ............................      39,277       36,437
               Time ...............................     132,228      128,538
               Time $100,000 and over .............      39,640       44,019
                                                      ---------    ---------
               Total Deposits .....................     302,851      280,450

Accrued interest payable ..........................       3,222        2,975
Federal funds purchased ...........................        --           --
Securities sold under agreements to repurchase ....       2,127          200
Long-term debt ....................................      96,188       47,656
Other liabilities .................................       2,025          977
                                                      ---------    ---------
               Total Liabilities ..................     406,413      332,258
                                                      ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares .....        --           --
Common stock: Authorized, 10,000,000 shares of
  $.21 par value each; issued and outstanding
  4,579,295 shares in 1998 and 4,548,383 in 1997 ..         962          956
Capital surplus ...................................      26,107       25,717
Retained earnings .................................      10,955        9,135
Net unrealized gains (losses) on
  available-for-sale securities ...................         269            7
                                                      ---------    ---------

               Total Stockholders' Equity .........      38,293       35,815
                                                      ---------    ---------
               TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY .............   $ 444,706    $ 368,073
                                                      =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                            NINE MONTHS ENDED    THREE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                              1998        1997      1998      1997
                                                      --------------------------------------------------
                                                              (in thousands except per share data)

INTEREST INCOME:
Loans and leases .........................................   $13,765   $12,427   $ 4,663    $ 4,388
Investment Securities
    Taxable ..............................................     6,256     4,340     2,045      1,477
    Exempt from federal income taxes .....................     1,282     1,168       446        390
    Dividends ............................................       265       114       145         51
                                                             -------   -------   -------    -------
       Total Investment Securities Income ................     7,803     5,622     2,636      1,918
                                                             -------   -------   -------    -------
Deposits in banks ........................................         8         7         1          2
Federal funds sold .......................................       116       196        71         75
                                                             -------   -------   -------    -------
       TOTAL INTEREST INCOME .............................    21,692    18,252     7,371      6,383
                                                             -------   -------   -------    -------

INTEREST EXPENSE:
Deposits .................................................     8,077     7,572     2,664      2,686
Long-term debt ...........................................     4,180     2,262     1,462        775
Federal funds purchased ..................................        35        20         2         10
Short-term borrowings ....................................        23        45         8         31
Securities sold under agreements to repurchase ...........        44        11        25          4
                                                             -------   -------   -------    -------
      TOTAL INTEREST EXPENSE .............................    12,359     9,910     4,161      3,506
                                                             -------   -------   -------    -------

NET INTEREST INCOME ......................................     9,333     8,342     3,210      2,877
PROVISION FOR POSSIBLE
  CREDIT LOSSES ..........................................       490       730       165        350
                                                             -------   -------   -------    -------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE CREDIT LOSSES .............................     8,843     7,612     3,045      2,527
                                                             -------   -------   -------    -------

OTHER OPERATING INCOME:
Loan origination fees ....................................        67       168      --           19
Customer service charges and fees ........................     1,114       905       439        304
Mortgage servicing fees ..................................       220       258        72         90
Investment security gains (losses), net ..................        80        80         2         89
Gain (loss) on sale of loans, net ........................       427       185       169         63
Gain (loss) on sale of assets, net .......................       260      --          (5)      --
Other income .............................................     1,065       728       389        332
                                                             -------   -------   -------    -------
       TOTAL OTHER OPERATING INCOME ......................     3,233     2,324     1,066        897
                                                             -------   -------   -------    -------

OTHER OPERATING EXPENSES:
Salaries and benefits ....................................     3,663     3,112     1,317      1,062
Occupancy expense ........................................     1,120       986       368        315
Equipment expense ........................................       880       657       287        214
Advertising ..............................................       286       177       115         49
Other expenses ...........................................     2,089     1,842       701        673
                                                             -------   -------   -------    -------
       TOTAL OTHER OPERATING EXPENSES ....................     8,038     6,774     2,788      2,313
                                                             -------   -------   -------    -------
INCOME BEFORE PROVISION FOR
 INCOME TAXES ............................................     4,038     3,162     1,323      1,111
PROVISION FOR INCOME TAXES ...............................       930       765       300        250
                                                             -------   -------   -------    -------
NET INCOME ...............................................   $ 3,108   $ 2,397   $ 1,023    $   861
                                                             =======   =======   =======    =======

Earnings per share-basic*: ...............................   $  0.65   $  0.61   $  0.21    $  0.22
                                                             =======   =======   =======    =======
Earnings per share-diluted*: .............................   $  0.64   $  0.60   $  0.21    $  0.21
                                                             =======   =======   =======    =======
Dividends per share: .....................................   $  0.28   $  0.25   $  0.10    $  0.09
                                                             =======   =======   =======    =======
Fully diluted weighted average no. of shares outstanding*:     4,911     4,036     4,911      4,036


*Reflects adjustment for 5% stock dividend issued on October 1, 1998 and 1997 and a two-for-one stock split effective November 10, 1997. The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                      NINE MONTHS ENDED     THREE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                       1998       1997       1998       1997
                                                 ----------------------------------------------
                                                       (in thousands)


NET INCOME .......................................   $ 3,108    $ 2,397    $ 1,023    $   861
Other comprehensive income (loss):
    Unrealized holding gains on
      available-for-sale securities
      Gain (losses) arising during the period ....       477        421        521        354
      Reclassification adjustment ................       (80)       (80)        (2)       (89)
                                                     -------    -------    -------    -------
Other comprehensive income (loss)
  before income taxes ............................       397        341        519        265
Income taxes related to other comprehensive income       135        116        177         91
                                                     -------    -------    -------    -------
Other comprehensive income (loss),
  net of income taxes ............................       262        225        342        174
                                                     -------    -------    -------    -------
COMPREHENSIVE INCOME .............................   $ 3,370    $ 2,622    $ 1,365    $ 1,035
                                                     =======    =======    =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                   1998       1997
                                                                ----------------------
                                                                  (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...............................................   $  3,108    $  2,397
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible credit losses ..................        452         730
     Depreciation, amortization, and accretion .............      1,096         647
     Deferred income taxes .................................         15        --
     Investment security (gain) loss, net ..................        (78)        (80)
     (Gain) on sale of loans ...............................       (427)       (185)
     Loss on sale of foreclosed assets .....................         72         100
     (Gain) on sale of credit card portfolio ...............       (337)       --
     (Gain) loss on sale of equipment ......................          4          (5)
     (Increase) decrease in mortgage loans
       held for resale .....................................     (4,791)     (3,681)
     (Increase) decrease in accrued interest receivable ....       (534)       (746)
     Increase (decrease) in accrued interest payable .......        247         728
     (Increase) decrease in other assets ...................     (4,495)     (6,373)
     Increase (decrease) in other liabilities ..............      1,048         530
                                                               --------    --------

NET CASH (USED) BY
  OPERATING ACTIVITIES .....................................     (4,620)     (5,938)
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities and paydowns ..................     12,884       2,911
    Purchases ..............................................    (59,273)    (34,180)
  Available-for-sale securities:
    Proceeds from maturities and paydowns ..................      3,375       3,133
    Proceeds from sales ....................................     18,869      10,737
    Purchases ..............................................    (30,555)    (16,966)
  (Increase) of life insurance policies cash surrender value       (599)       --
  (Increase) decrease in loans and leases ..................    (33,520)    (41,360)
  Purchases of premises and equipment ......................     (3,746)     (2,860)
  Proceeds from sale of loans ..............................     25,290      20,000
  Proceeds from sale of credit card portfolio ..............      2,453        --
  Proceeds from sale of foreclosed assets ..................        334         445
  Proceeds from sale of equipment ..........................         37           5
                                                               --------    --------
  NET CASH USED IN INVESTING ACTIVITIES ....................    (64,451)    (58,135)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits ......................     22,401      24,941
  Increase (decrease) in Federal funds purchased ...........       --         4,800
  Increase (decrease) in short-term borrowings .............       --         4,500
  Increase (decrease) in securities sold under
     agreements to repurchase ..............................      1,926        (100)
  Proceeds from long-term debt .............................     50,658      30,000
  Principal payments on long-term debt .....................     (2,125)     (1,695)
  Proceeds from issuance of common stock ...................        396         316
  Cash dividends ...........................................     (1,278)       (921)
                                                               --------    --------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES ....................................     71,978      61,841
                                                               --------    --------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ........................................      2,907      (2,232)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR .......................................     17,109      15,971
                                                               --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................   $ 20,016    $ 13,739
                                                               ========    ========

CASH PAID DURING THE YEAR FOR:
   Interest ................................................   $ 12,111    $  9,182
                                                               ========    ========
   Income taxes ............................................   $    800    $    552
                                                               ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q

Part I  - Financial Information (Cont'd)
Item 1.  Financial Statements (Cont'd)

Notes to Consolidated Financial Statements

The financial information as of December 31, 1997 is audited and for the interim periods ended September 30, 1998 and 1997 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

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

               From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first nine months of 1998 or 1997.

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

5.             SHORT-TERM BORROWINGS AND LONG-TERM DEBT

               There were no short-term borrowings at September 30, 1998.

               Long-term debt at September 30, 1998 consisted of the following (in thousands):

               Unsecured note, payable in the amount
               of $850.32 monthly, fixed interest rate
               of 2.9%, maturing November, 2000.......................$       21

               Mortgage, payable in the amount
               of $7,500 monthly, maturing May 1, 2008...............        642

               Borrowings with The Federal Home Loan Bank...............  95,525
                 Total..................................................$ 96,188

               Annual maturities of the long-term debt are as follows: $15,728 in 1998; $3,032 in 1999; $8,232 in 2000; $8,339 in 2001; $5,448 in 2002; $50,065
in 2003; $69 in 2004; $5,074 in 2005; $79 in 2006; $85 in 2007, and $37 in 2008.

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

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q

Part I -  Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis or Plan of
           Operations:

The consolidated financial review of Lake Ariel Bancorp, Inc. ("the Company") provides a comparison of the performance of the Company for the periods ended September 30, 1998 and 1997. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this annual report.

Background

The Company is a one bank holding company whose principal subsidiary is LA Bank, N.A. The Company operates 21 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Monroe, Pike and Wayne Counties. At September 30, 1998, the Company had 168 full-time equivalent employees.

               NET INTEREST INCOME

               Net income for the first nine months of 1998 increased to $3.108 million, an increase of $711,000 or 29.7% over 1997. Net income for the first nine months of 1997 was $2.397 million, an increase of $119,000 or 5.2% over 1996. On a per share basis, net income was $0.65 basic and $0.64 diluted in 1998 and $0.61 basic and $0.60 diluted in 1997. Weighted average shares outstanding - diluted at September 30, 1998 and 1997 were 4,911,000, and 4,036,000, respectively. Earnings per share and weighted average shares outstanding reflect adjustment for the 5% stock dividends paid on October 1, 1998, 1997 and 1996, and the two-for-one stock split effective November 10, 1997.

               The growth in net income during 1998 was attributable to the improvement in net interest income, which increased to $9.3 million, an increase of $991,000 or 11.9% over 1997, and which was coupled with an increase in other operating income to $3.2 million, an increase of $909,000 or 39.1% over 1997. The increase reflects a gain of $337,000 recognized on the sale of our credit card portfolio, $427,000 from gains on sales of loans resulting from positive market conditions for loan sales, and increases in fees and other income charged to customers as a result of both volume and rate increases. This increase more than offset the increase in other operating expenses, which increased to $8.0 million, an increase of $1.3 million or 18.7% over 1997. The Company continued to focus its efforts toward retail banking services within its market area with specific attention given to increasing market share. During the first nine months of 1998, the Company opened six new branches to take advantage of strategic market opportunities. The new branches are mainly responsible for the increases in salaries and benefits, occupancy and equipment expenses.

               The growth in net income in 1997 was also attributable to the improvement in net interest income, which increased to $8.3 million, an increase of $840,000 or 11.2% over 1996 and which was also coupled with an increase in other operating income to $2.3 million, an increase of $435,000 or 23.0% over 1996. This increase more than offset the increase in other operating expenses to $6.8 million, an increase of $921,000 or 15.7% over 1996.

Analysis of Net Interest Income
               For the first nine months of 1998, net interest income (tax-equivalent basis) increased to $10.0 million, an increase of $1.1 million or 11.8% over 1997 levels. Average loans and leases increased to $215.5 million, an increase of $26.4 million or 13.9% over 1997. Average commercial loans grew to $77.0 million, an increase of $15.2 million or 24.6% over 1997 levels. Interest income on commercial loans increased to $5.2 million, an increase of $858,000 or 20.0% over 1997. This was due to increased volume through most of 1998. The national prime rate as reported in a national publication published daily, an index to which the majority of these loans were tied, was 8.25% at September 30, 1998 and 8.50% at September 30, 1997. Average real estate loans increased 16.7%, which contributed to a 13.7% increase in interest income on real estate loans. Average consumer loans, which included credit card receivables (in 1997) and leases, decreased $3.9 million or 10.4% over 1997, and resulted in a 9.5% decrease in related interest income.

               Net interest income (tax-equivalent basis) for the first nine months of 1997 increased to $8.9 million, an increase of $1.0 million or 13.0% over 1996. This increase was due to the continued strong growth of earning assets, which grew 23.6% over 1996 levels.

               On average, investment securities in 1998 increased to $161.2 million, an increase of $46.7 million or 40.8% over 1997 levels. Investment securities in 1997 increased to $114.5 million, an increase of $29.6 million or 34.8% over 1996 levels. Income earned on investment securities increased to $8.5 million, an increase of $2.2 million or 35.6% over 1997. Income earned in 1997 increased to $6.2 million, an increase of $1.7 million or 37.8% over 1996. As is discussed under "Financial Condition," the asset/liability management and investment strategies that were employed during 1998 and 1997 resulted in increased holdings of investment securities and created an increase in investment income. The mix of securities in the investment portfolio changed slightly during 1998. Taxable securities, which represented 71.9% of the investment portfolio in 1997, increased to 76.0% or $122.6 million in 1998. At September 30, 1998, tax-exempt securities represented 20.6% of the portfolio compared to 25.7% in 1997. In 1998, tax-exempt securities, for part of the year, provided better after-tax investment returns than taxable issues in similar maturity and quality ranges. Accordingly, average balances on state and municipal securities at September 30, 1998 increased to $33.1 million, an increase of $3.8 million or 12.8% over 1997.

               Average interest-bearing deposits at September 30, 1998 increased to $238.8 million, an increase of $9.6 million or 4.2% over 1997. As interest rates continued constant through most of 1997 and through September 30, 1998, more depositors sought higher rate, longer-term deposits.

               Average savings and interest-bearing demand deposits at September 30, 1998 increased to $86.7 million, an increase of $18.0 million or 26.2% over 1997. As a percentage of total average interest-bearing deposits, savings and interest-bearing demand deposits represented 36.3% in 1998 and 30.0% in 1997. Due to the shift in the mix of deposits, the rates at which they were repricing and the volume increase, interest expense on deposits for the nine months ended September 30, 1998 increased to $8.1 million, an increase of $505,000 or 6.7% over 1997. These results were reflected in the cost of funds on deposits which increased 6.7% from 1997 through 1998, while volume increased 2.3%. There were no brokered deposits within the Company's deposit base during 1998 or 1997.

               Short-term borrowings, including federal funds purchased, and securities sold under agreements to repurchase, averaged $2.5 million in 1998 and $1.4 million in 1997.

               Interest expense as a percent of earning assets increased by 5 basis points from 4.30% in 1997 to 4.35% in 1998 due to the volume increase in interest bearing liabilities, the mix in the makeup of the interest-bearing deposits, and the increase in the related interest rates paid.

               The overall effect of the decrease in yield on investments and loans and leases, increase in interest rates paid, the shift in mix of and growth in deposit accounts and long-term debt and the growth in earning assets produced a negative impact on net interest margin. The net interest margin decreased by 36 basis points to 3.52% in 1998 from 3.88% in 1997.

               The following tables provide an analysis of changes in net interest income with regard to volume, rate and yields of interest-bearing assets and liabilities based on average balances for each period. Components of interest income and expenses are presented on a tax-equivalent basis using the statutory federal income tax rate of 34% each year.


                       For Nine Months Ended September 30,
                                                   1998                                         1997
                                           -----------------------------------       -----------------------------
                                            Average       Interest                  Average     Interest
                                            Balance       Income/        Yield/     Balance     Income/    Yield/
                                            (1)            Expense         Rate     (1)         Expense    Rate
                                           ------------    -------        ------   ----------   -------     -----
                                                  (Dollars in thousands)

Earning assets:
Federal funds sold .......................     $2,869        $116           5.41%  $4,611       $196        5.68%
Deposits in Federal Home Loan Bank .......        234           8           4.57      224          7        4.18
Investment securities:
    U.S. government agencies .............    122,578       6,256           6.82   82,274      4,340        7.05
    State and municipal(2) ...............     33,146       1,942           7.83   29,394      1,770        8.05
    Other securities .....................      5,472         265           6.47    2,806        114        5.43
                                                                        -------- --------   --------       -----
        Total investment securities ......    161,196       8,463           7.02  114,474      6,224        7.27
Loans and leases:
    Commercial, financial and industrial .     77,021       5,150           8.94   61,811      4,292        9.28
    Real estate-construction and mortgage     105,147       6,169           7.84   90,116      5,426        8.05
    Installment loans to individuals(3) ..     29,451       2,094           9.51   34,590      2,491        9.63
    Lease financing(3) ...................      3,843         357          12.42    2,584        218       11.28
                                               --------    --------                --------    -----
        Total loans and leases ...........    215,462      13,770           8.54  189,101     12,427        8.79

Total earning assets .....................    379,761      22,357           7.87  308,410     18,854        8.17

Cash and due from banks ..................     10,328                              10,131
Premises and equipment ...................     14,161                              10,261

Other, less allowance for credit losses
    and loan fees ........................     13,510                               9,436
                                             --------                               -----
Total assets .............................   $417,760                            $338,238
                                             ========                               =====

Liabilities and stockholders' equity:
Interest-bearing deposits:
    Demand ...............................    $33,457     $   555           2.22% $30,026       $460        2.05%
    Savings ..............................     53,244       1,122           2.82   38,677        585        2.02
    Time .................................    113,058       4,794           5.67  120,441      4,804        5.33
    Time over $100,000 ...................     39,062       1,606           5.50   40,064      1,723        5.75
                                             --------    --------                --------      -----
        Total interest-bearing deposits ..    238,821       8,077           4.52  229,208      7,572        4.42
Federal funds purchased ..................        787          35           5.95      530         23        5.80
Short-term borrowings ....................        579          23           5.31      591         26        5.88
Securities sold under agreements
    to repurchase ........................      1,168          44           5.04      279         11        5.27
Long-term debt ...........................     92,394       4,180           6.05   47,593      2,278        6.40
                                             --------    --------                --------      -----
Total interest-bearing liabilities .......    333,749      12,359           4.95  278,201      9,910        4.76
                                                         --------                              -----
Demand - noninterest - bearing ...........     42,874                              34,768

Other liabilities ........................      4,629                               3,490
                                               ------                               -----
Total liabilities ........................    381,252                             316,459
Stockholders' equity .....................     36,508                              21,779
                                              -------                               -----
Total liabilities and stockholders' equity   $417,760                            $338,238
                                             ========                               =====

Net interest income ......................                 $9,998                             $8,944
                                                           ========                            =====
Net interest spread ......................                                  2.92%                           3.41%
                                                                            ========                        =====
Net interest margin(4) ...................                                  3.52%                           3.88%
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

                                                     1998 Compared to 1997(1)
                                                      Caused by          Total
                                                  Volume      Rate      Variance
                                                           (In thousands)
Interest income:
    Federal funds sold .....................       $(70)       $(10)       $(80)
    Deposits in Federal Home Loan Bank .....       --             1           1
    Investment securities ..................      2,409        (170)      2,239
    Loans and leases .......................      1,651        (308)      1,343
                                                -------     -------     -------
Total interest income ......................      3,990        (487)      3,503
                                                -------     -------     -------

Interest expense:
    Demand and savings deposits ............        318         314         632
    Time deposits ..........................       (357)        230        (127)
    Borrowed funds .........................      2,071        (127)      1,944
                                                -------     -------     -------
Total interest expense .....................      2,032         417       2,449
                                                -------     -------     -------

Net interest income ........................     $1,958       $(904)     $1,054
                                                =======     =======     =======

------------------------------
(1) The portion of the total change attributable to both volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.


Provision for Possible Credit Losses
               The provision for possible credit losses for the nine months ended September 30, 1998 decreased to $490,000, a decrease of $240,000 or 32.9% over 1997. In 1998, the provision for possible credit losses was 77.9% of net charge-offs, compared to 179.4% in 1997. The provision represented management's assessment of the risks inherent in the loan and lease portfolio while providing the amounts necessary to cover potential charge-offs.

               Net charge-offs in 1998 increased to $629,000, an increase of $222,000 or 54.5% over the same period in 1997. The net charge-offs in 1998 were primarily attributed to the commercial and consumer installment loan portfolio.

               Net charge-offs on commercial and industrial loans for 1998 were $385,000 or 61.3% of net charge-offs in 1998 compared to $56,000 or 13.8% of net charge-offs for 1997. Consumer and credit card, lease financing, and real estate related debt accounted for 38.7% in 1998 and 86.2% in 1997, of net charge-offs, respectively.

Other Operating Income
               Other operating income in the first nine months of 1998 increased to $3.2 million, an increase of $909,000 or 39.1% over 1997. Mortgage servicing fee income in 1998 decreased to $220,000, a decrease of $38,000 or 14.7% over 1997. These fees were directly influenced by the volume of loans that were sold in the secondary market. Gains or losses on sales of mortgage loans occurred when the coupon rates on mortgage loans exceeded or fell short of the yields required by the purchasers. The net gain of $427,000 recorded in 1998, compared with the net gain of $185,000 in 1997, was indicative of the changes in interest rates during the periods in which the sales occurred.

               Fee income from service charges on demand deposits, item processing, return items and other service fees in 1998 increased to $1.1 million, an increase of $209,000 or 23.1%. These fees, which represented 34.5% of other operating income, were influenced by both pricing changes and increases in the number of consumer and business demand deposit accounts.

               Net gains on available-for-sale securities represented approximately 2.5% in 1998 and 3.4% in 1997 of other operating income, respectively. The sales of these securities resulted from the Company's decision to liquidate certain securities to capture market gains with the ability to reinvest in bonds with similar risk and yield.

               Included in other income are earnings on directors' and officers' life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in three of the Company's branch offices, automated teller machine surcharge income, commissions on check orders and other general service fees. Other income in 1998 increased to $1.1 million, an increase of $337,000 or 46.3% over 1997. Earnings on directors' and officers' life insurance policies represented $128,000 of the increase.

               OTHER OPERATING EXPENSES

               Other operating expenses in 1998 increased to $8.0 million, an increase of $1.3 million or 18.7% over 1997. Salaries and benefits, which were the most significant of the noninterest expenses, increased in each of the years reported. Salaries and benefits for 1998 increased to $3.7 million, an increase of $551,000 or 17.7% over 1997. This increase was due to the additional staffing needs in both new and existing branch and administrative offices, merit increases and the added costs associated with health care insurance and other benefits which were provided by the Company.

               Equipment and occupancy expenses in 1998 increased to $2.0 million, an increase of $357,000 or 21.7% over 1997. These increases were primarily attributable to the growth in the number of branch offices, in addition to overall increases in overhead expenses, maintenance costs and equipment upgrades (including computer hardware and software) throughout the branch network.

               FDIC insurance assessments decreased from $222,000 in 1995, to $2,000 in 1996 and $0 in 1997. The decrease in the FDIC insurance assessment reflected the decision by the FDIC in late 1995 to charge well-capitalized banks a $1,000 semi-annual membership fee without any deposit-based insurance premium, then reducing this amount to zero in 1997 and beyond.

               Other expenses in 1998 increased to $2.1 million, an increase of $247,000 or 13.4% over 1997. Included in these expenses were such costs as legal fees, professional and audit, state shares' tax, directors' fees and other general operating expenses.

               INCOME TAXES

The provision for income taxes for the nine months ended September 30, 1998 was $930,000, an increase of 21.6% or $165,000 in 1998. The effective tax rate for 1998 and 1997 was 23.0% and 24.2%, respectively.

               FINANCIAL CONDITION

September 30, 1998 Compared to December 31, 1997

               The Company's total assets increased to $444.7 million at September 30, 1998, an increase of $76.6 million or 20.8% from $368.1 million at December 31, 1997. The increase in assets was primarily attributable to a $10.6 million growth in net loans and a $50.0 million purchase of investment securities in January, 1998.

               The amortized cost of investment securities, including held-to-maturity (HTM) and available-for-sale (AFS), increased to $168.2 million at September 30, 1998, an increase of $56.4 million or 50.5% from $111.8 million at December 31, 1997. The continued attention given to management's asset/liability and investment strategies resulted in an increase in net interest income while controlling interest rate risk. By again utilizing structured borrowings with the FHLB, the Company was able to purchase both taxable and tax-exempt investments that provided a favorable spread between the interest rate on deposits and borrowings versus the yield on invested funds. During the first quarter of 1998, the Company purchased $50.0 million of securities with funds borrowed from the FHLB. The strategy that was employed provided a favorable spread between the rates on invested and borrowed funds. At September 30, 1998, gross unrealized gains in the HTM investments were $1,214,000 while gross unrealized losses amounted to $12,000.

               The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at September 30, 1998. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.




                                                                  Available for Sale September 30 , 1998
                                                         After 1 Year But After 5 Years But After 10 Years
                                        Within 1 Year    Within 5 Years   Within 10 Years  or no maturity      Total
                                       ---------------   ---------------- ---------------- --------------  --------------

                                        Amount  Yield    Amount   Yield  Amount    Yield   Amount  Yield   Amount   Yield
                                        ------  -----    ------   -----  ------    -----   ------  -----   ------   -----
                             (Dollars in thousands)

Amortized cost:
U.S. government agencies and
    corporations ..................    $5,500     7.0%  $8,492     7.0%  $6,827     6.9% $23,808     6.6% $44,627     6.7%
Obligations of state and
    political subdivisions ........       100     7.5      855     7.1      324     7.5   11,916     7.1   13,195     7.1
Equity securities .................        --      --       -        -        -       -    5,941     5.9    5,941     5.9
                                          ---             ----            -----          -------              ---
Total securities available for sale    $5,600     7.0%  $9,347     7.0%  $7,151     6.9% $41,665     6.6% $63,763     6.7%
                                        =====           =======          ======          =======           =======




                                                                Held to Maturity September 30, 1998
                                                        After 1 Year But After 5 Years But After 10 Years
                                     Within 1 Year       Within 5 Years   Within 10 Years  or no maturity       Total
                                    ---------------     ---------------- ----------------  --------------  --------------

                                    Amount     Yield    Amount   Yield    Amount    Yield   Amount   Yield   Amount     Yield
                                    ------     -----    ------   -----    ------    -----   ------   -----  ------      -----

Amortized cost: .................                                       (Dollars in thousands)
U.S. government agencies and
    corporations ................    $14,210     7.1%  $36,873     6.9%  $20,927     7.2%   $8,534     6.8%  $80,544     7.0%
Obligations of state and
    political subdivisions ......       -           -    1,286     6.5%   11,797     6.9%   10,845     7.7%   23,928     7.2%
                                      ------          --------            ------    --------   ---
Total securities held to maturity    $14,210     7.1%  $38,159     6.9%  $32,724     7.1%  $19,379     7.3% $104,472     7.0%
                                    ========            ======          ========           =======          ========      ===


               Total net loans increased to $218.9 million at September 30, 1998, an increase of $10.7 million or 5.1% from $208.2 million at December 31, 1997. The increase in net loans was directly related to the growth in commercial loans and residential mortgages, reduced by the $25.3 million of mortgage loans sold during the first nine months of 1998 and the sale of our $2.2 million credit card portfolio. Residential mortgage loans, which included real estate construction loans, increased to $108.1 million at September 30, 1998, an increase of $5.1 million or 5.0% from $103.0 million at December 31, 1997.

               Consumer loans and leases, net of unearned discounts, increased to $38.9 million at September 30, 1998, an increase of $300,000 or 0.1% from $38.6 million at December 31, 1997. Commercial loans increased to $80.2 million at September 30, 1998, an increase of $10.7 million or 15.4% from $69.5 million at December 31, 1997. Commercial loans consisted of loans made to small businesses within the Company's market area and were generally secured by real estate and other assets of the borrowers.

               Life insurance cash surrender value increased to $8.5 million at September 30, 1998, an increase of $600,000 or 7.6% from $7.9 million at December 31, 1997. The increase represents an investment in 1997 in various life insurance policies to fund both a non-qualified supplemental retirement plan
(SERP) and an officer group term life insurance replacement plan on the executive officers and certain other officers of the Company.

               Total deposits increased to $302.9 million at September 30, 1998, an increase of $22.4 million or 8.0% from $280.5 million at December 31, 1997. Noninterest-bearing demand deposits increased to $50.0 million at September 30, 1998, an increase of $10.3 million or 26.0% from $39.7 million at December 31, 1997. In the aggregate, savings and interest- bearing demand deposits increased to $81.0 million at September 30, 1998, an increase of $12.8 million or 18.7% from $68.2 million at December 31, 1997. As a percentage of total deposits, savings and interest-bearing demand deposits represented 26.7% in 1998, compared to 24.3% in 1997. Time deposits, which include certificates of deposit in denominations of $100,000 or more, decreased to $171.9 million at September 30, 1998, a decrease of $689,000 or 0.4% from $172.6 million at December 31, 1997. As a percentage of total deposits, these deposits represented 56.8% in 1998 and 61.5% in 1997. Approximately $10.4 million of these deposits are from public funds of school districts and local governments located within the Company's market area. Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. There are no brokered deposits included in certificates of deposit of $100,000 or more.

               NONPERFORMING ASSETS

               Nonperforming assets included nonperforming loans and foreclosed assets held for sale. Nonperforming loans consisted of loans where the principal and/or interest was 90 days or more past due and loans that had been placed on nonaccrual status. When loans were placed on nonaccrual status, income from the current period was reversed from current earnings and interest from prior periods was charged to the allowance for possible credit losses. Consumer loans were charged-off when principal or interest was 120 days or more delinquent, or were placed on nonaccrual status if a sufficient amount of collateral existed. The following table shows information concerning loan delinquency and other nonperforming assets of the Company at September 30, 1998 and December 31, 1997:


                                             1998       1997
                                           (in thousands)
Loans past due 90 days or more ..........   $1,979    $1,453
Impaired loans in nonaccrual status .....    1,337       411
Other nonaccrual loans ..................      123       123
                                            ------    ------
               Total nonperforming loans     3,439     1,987

Foreclosed assets held for sale .........      358       523
                                            ------    ------
               Total nonperforming assets   $3,797    $2,510
                                            ======    ======

Nonperforming loans as a
     percentage of loans ................     1.56%     0.94%
Nonperforming assets as a
     percentage of assets ...............     0.85%     0.68%

               Nonperforming loans increased 73.1% from year-end 1997. Nonaccrual loans increased $926,000 or 173.4% from year-end 1997. Commercial loans accounted for 91.6% of all nonaccruals, followed by real estate loans at 8.4%. Within the $1.5 million of total nonaccrual loans, 100% were secured by mortgages, primarily first liens, against residential or commercial properties. Loans past due 90 days or more increased $526,000 from 1997 year-end levels. These loans included $497,000 in real estate mortgages, $292,000 in consumer credit, $1.155 million in commercial loans and $35,000 in leasing. These loans were reviewed by management at its quarterly loan review meetings regarding collection efforts.

               Legal proceedings on the nonaccrual loans are ongoing, routine, and are reviewed by management on a continuing basis. No material losses are expected as a result of these proceedings.

               Foreclosed assets held for sale were $358,000 at September 30, 1998 compared to $523,000 at year-end 1997. The decrease was a result of sales during the year without any substantial additions. The Company does not expect any material losses on the sales of these properties based on current appraised values exceeding book values. See "Factors That May Affect Future Results" for factors that could affect sales prices of foreclosed assets.

               POTENTIAL PROBLEM LOANS

               At September 30, 1998, the Company had approximately $1.3 million of potential problem loans not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at September 30, 1998. See "Factors That May Affect Future Results" for further discussion.

               ALLOWANCE FOR POSSIBLE CREDIT LOSSES

               The Company determined the provision for possible credit losses through a quarterly review of the loan portfolio. Factors such as declining economic trends; the volume of nonperforming loans; concentrations of credit risk; adverse situations that may affect the borrower's ability to repay; prior loss experience within the various categories of the portfolio; and current economic conditions were considered when reviewing the risks in the portfolio. Larger exposures were analyzed individually. Over the past several years, the Company implemented more stringent underwriting standards in commercial lending as this category of loans continues to grow. While management believed the allowance for possible credit losses was adequate, future additions to the allowance may be necessary based on changes in economic conditions. The adequacy of the allowance for possible credit losses was reviewed quarterly by a loan review committee comprised of members of the Board of Directors and senior management of the Company. The full Board of Directors reviewed the relevant ratios with respect to the allowance after the loan review committee made its recommendations. At both September 30, 1998 and December 31, 1997, the allowance for possible credit losses was 1.00% of loans. For further discussion on factors that could influence the allowance for possible credit losses, see "Factors That May Affect Future Results."

Changes in the allowance for possible credit losses at September 30, 1998 and December 31, 1997 were as follows:

                                                            1998            1997
                                                          (dollars in thousands)

Balance at beginning of period .....................       $2,109        $1,830
                                                           ------        ------

Charge-offs:
               Real estate-construction ............         --            --
               Real estate-mortgage ................           37           103
               Commercial and industrial ...........          390           106
               Consumer installment ................          212           363
               Lease financing .....................           29            11
                                                           ------        ------

                             Total .................          668           583
                                                           ------        ------

Recoveries:
               Real estate-construction ............         --            --
               Real estate-mortgage ................         --            --
               Commercial and industrial ...........            5            42
               Consumer installment ................           35            40
               Lease financing .....................         --            --
                                                           ------        ------

                             Total .................           40            82
                                                           ------        ------

Net charge-offs ....................................          628           501
                                                           ------        ------
Provision for possible credit losses ...............          490           780
                                                           ------        ------

Balance at end of period ...........................       $1,971        $2,109
                                                           ======        ======

Ratio of net charge-offs during period to
  average loans outstanding during period ..........         0.29%         0.26%
                                                           ======        ======


               The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for possible credit losses among various categories. At September 30, 1998, approximately 70% of the allowance for possible credit losses is allocated to general risk to protect the Company against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for possible credit losses is available to absorb future loan losses in any loan category.



                                                        September 30,      December 31,
                                                            1998              1997
                                                              Percent             Percent
                                                              of Loans            of Loans
                                                              in Each             in Each
                                                              Category            Category
                                                      Amount  to Loans(1)  Amount to Loans(1)
                                                            (Dollars in thousands)

Allocation of allowance for possible credit losses:
Real Estate .......................................     $331       49%     $278       49%
Commercial and industrial .........................      607       36       868       33
Consumer installment ..............................      440       13       465       17
Lease financing ...................................       77        2        68        1
Unallocated .......................................      516     --         430     --
                                                      ------   ------    ------   ------
      Total .......................................   $1,971      100%   $2,109      100%
                                                      ======   ======    ======   ======

(1) Loans, net of unearned income.

Item 3.

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

               At September 30, 1998, LA Bank maintained a one year cumulative gap of negative $19.0 million or 4.27% of total assets. The effect of this gap position provided a negative mismatch of assets and liabilities which can expose LA Bank to interest rate risk during a period of rising interest rates.


                                                     Interest Sensitivity Gap at September 30, 1998
                                                3 months     3 through     1 through       Over
                                                 or less     12 months       3 years    3 years        Total
                                            ------------     ---------   -----------    -------       ------
                                                          (Dollars in thousands)


Cash and cash equivalents ..................      $6,980          $91     $    --        $12,946      $20,017
Investment securities(1)(2) ................      25,685       15,761        32,318       94,879      168,643
Loans(2) ...................................      57,893       60,124        58,801       43,678      220,496
Fixed and other assets .....................        --           --            --         35,056       35,056
                                               ---------    ---------     ---------    ---------    ---------
Total assets ...............................     $90,558      $75,976       $91,119     $186,559     $444,212
                                               =========    =========     =========    =========    =========

Non interest-bearing transaction deposits(3)   $    --      $    --         $25,019      $25,019      $50,038
Interest-bearing transaction deposits(3) ...       1,221       14,088        17,906       51,016       84,231
Time .......................................      27,580       79,716        11,892        9,789      128,977
Time over $100,000 .........................      10,829       23,828         4,982         --         39,639
Short-term borrowings ......................      12,481        1,062          --           --         13,543
Long-term debt .............................      11,179        3,537         8,625       61,432       84,773
Other liabilities ..........................        --           --            --          5,033        5,033
                                               ---------     ---------    ---------    ---------      -------
        Total Liabilities ..................   $  63,290      $122,231      $68,424     $152,289     $406,234
                                               =========     =========    =========    =========     ========

Interest sensitivity gap ...................     $27,268     $(46,255)      $22,695      $34,270
                                               =========     =========    =========    =========

Cumulative gap .............................     $27,268     $(18,987)       $3,708      $37,978
                                               =========     =========    =========    =========

Cumulative gap to total assets .............        6.14%        (4.27)%       0.83%        8.55%

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

               The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 1998 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the September 30, 1998 levels.

                                                         Rates +200   Rates -200

Earnings at risk:
Percent change in:
Net Interest Income                                     (0.04)%         (2.87)%
Net Income                                              (0.18)%         (7.02)%

Economic value at risk:
Percent change in:
Economic value of equity                               (12.10)%        (12.70)%
Economic value of equity as a
percent of book assets                                  (1.42)%         (1.50)%

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

               An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at September 30, 1998 was 8.51% compared to 10.26% at December 31, 1997. This decrease is the direct result of the increase in average assets in 1998 caused by the borrowings from the FHLB which were invested in investment grade securities, in addition to the increase in stockholders' equity as a result of the public stock offering in 1997. For 1998 and 1997, the ratios were well above minimum regulatory guidelines.

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

                                                           At September 30, 1998
                                                          (Dollars in thousands)

Primary capital                                                         $37,709
Intangible assets                                                         2,370
                                                                       --------
Tier I capital                                                           35,339
Tier II capital                                                           1,894
                                                                       --------
Total risk-based capital                                                $37,233
                                                                       ========

Total risk-weighted assets                                             $242,387
Tier I ratio                                                              14.58%
Risk-based capital ratio                                                  15.36%
Tier I leverage ratio                                                      8.51%

               Regulatory   guidelines  require  that  core  capital  and  total
risk-based capital must be at least 4.0 % and 8.0 %, respectively.

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

               At September 30, 1998, the Company maintained $20.0 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $5.4 million of mortgage loans held for resale and $64.5 million in AFS securities. This combined total of $89.9 million represented 20.2% of total assets at September 30, 1998. The Company believes that its liquidity is adequate.

               The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At September 30, 1998 , approximately 68.1% of the Company's assets were funded by core deposits acquired within its market area. An additional 8.6% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

               Net cash used by operating activities was $4.6 million for the nine months ended September 30, 1998, as compared to net cash used by operating activities of $5.9 million for the comparable period in 1997. This $1.3 million decrease is primarily related to a net $711,000 increase in net income and a net $1.9 million decrease in the change in other assets. Net cash used in investing activities increased $6.4 million for the year ended September 30, 1998, from $58.1 million to $64.5 million, which was primarily attributable to purchases of investment securities. Net cash provided by financing activities increased $10.1 million from 1997. A net increase in FHLB borrowings of $20.7 million was used to fund investment purchases.

               FUTURE OUTLOOK

               The national prime lending rate fell to 8.5% at December 31, 1995, falling again to 8.25% in February 1996, where it remained at December 31, 1996. In June 1997, the national prime lending rate increased to 8.5% where it stood until September, 1998 when the prime rate was reduced to 8.25%. In October, 1998, the national prime lending rate fell again to its current level of 8.00%. Management and the Board of Directors do not have the ability to determine if another rate adjustment will occur; however, the Company believes it is very well prepared to meet the challenges and effects of a changing interest rate environment. Management's belief is that a significant impact on earnings depends on its ability to react to changes in interest rates. Through its ALCO, the Company continually monitors interest rate sensitivity of its earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings. The Company's commitment to remaining a community-based organization is strong and the intention is to recognize steady growth in its consumer, mortgage and commercial loan portfolios while obtaining and maintaining a strong core deposit base.

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

               On August 13, 1998, LA Bank announced it reached a definitive agreement with Honesdale National Bank, Honesdale, PA to sell its Lake Wallenpaupack and Lackawaxen branches located in Pike County. Management felt it was a sound financial business decision for it to take advantage of this opportunity and will, therefore, be in a better position to focus on its expansion plans to the more populated areas of Northeastern Pennsylvania.

               On September 4, 1998, LA Bank acquired the deposits and fixed assets of Mellon Bank's Mountainhome branch. The acquired office was consolidated into LA Bank's existing Mountainhome branch. LA Bank received approximately $16 million of deposits for a premium of approximately $1.9 million. Amortization of the premium is $16,000 per month.

               The OCC granted approval to establish new branches as follows:

 Location                                                         Date Approved

 Kingston                                                              05/12/98
 East Mountain (Scranton)                                              05/12/98
 Wilkes-Barre Boulevard                                                09/02/98

               In addition, the Company opened three new branches during 1998. On March 18, 1998, a branch opened in the Wal-Mart Supercenter in Dickson City; the Lackawaxen branch opened on April 2, 1998; the Wal-Mart Supercenter Honesdale branch opened on June 17, 1998; the Taylor branch opened on August 14, 1998; the Tannersville branch opened on August 31, 1998; and the Wilkes-Barre Public Square branch opened on September 14, 1998.

               Management is hopeful that the newest additional banking offices will continue to expand the Company's deposit base by attracting new depositors, while providing quality service to both new and existing customers. The initial costs associated with the branch openings, such as salaries and benefits, advertising, overhead expenses and marketing, will have a negative impact on the Company's earnings until the growth in deposits reaches a level to offset these expenses. Management thinks the market share opportunities and related profit potential are here and during the next 6 months will continue to expand the branch network to a total of 22 offices covering five counties. Management expects its ambitious branch expansion to have a short-term negative impact on earnings. However, the projections for future earnings growth is positive and should provide a significant return for its stockholders.

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




                                    TIME LINE
                         AWARENESS AND ASSESSMENT PHASES



*2nd Quarter 1997                  *3rd Quarter 1997             *4th Quarter 1997        *1st Quarter 1998

-Y2K Committee was formed          -Complaint letters were       -Vendors were ranked     -Commercial customers with a borrowing
-Vendor list was compiled          sent to all vendors           according to mission     relationship of $250,000 or greater were
-P.O.S. terminals were tested      -Y2K Outline was developed    critical application     contacted as to their Y2K status
                                                                                          -Committee Chairpersons attended ITI Y2K
                                                                                          training PC's and proof machines were
                                                                                          tested for Y2Kcompliance
                                                                                          -Assessment of all vendors & hardware was
                                                                                          completed


*Denotes completion


                                    TIME LINE
                  RENOVATION, TESTING AND IMPLEMENTATION PHASES



*2nd Quarter 1998                  *3rd Quarter 1998             4th Quarter 1998              1st Quarter 1999

-Testing of ITI core applications  -All depositors will be sent  -Seek alternate hardware and  -Implement any new hardware and/or
-Begin renovation of PC's and      a letter stating the bank's   software vendors for those    software vendors
  routers                          Y2K status                    which are not Y2K ready       -Continue testing core applications
-Prepare contingency plan          -Complete renovation          -Continue testing core        for critical dates
                                   -Continue testing core        applications for critical dates
                                   applications for critical
                                   dates
                                   -Commercial customers
                                   with a  borrowing relationship
                                   between $150,000 to $250,000,
                                   and any others heavily reliant
                                   on technology will be assessed for
                                   Y2K status

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

        As of June 30, 1998, total interest-earning assets maturing or repricing within one year were less than total interest-bearing liabilities maturing or repricing in the same period by $19.0 million, representing a cumulative one-year interest rate sensitivity gap as a percentage of total assets of negative 4.27%. This condition suggests that the yield on the Company's interest-earning assets should adjust to changes in market interest rates at a slower rate than the cost of the Company's interest-bearing liabilities. Consequently, the Company's net interest income could decrease during periods of rising interest rates. See "Interest Rate Risk Management."

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

         (b) Reports on Form 8-K

On September 10, 1998, the Registrant filed Form 8-K reporting a corporate resolution of September 8, 1998 approving a 5% common stock dividend payable on October 1, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        LAKE ARIEL BANCORP, INC.



Date:  November 10, 1998      By   /s/ John G. Martines
                              ----------------------
                              John G. Martines
                              CHIEF EXECUTIVE OFFICER



                              /s/ Joseph J. Earyes
                              Joseph J. Earyes, CPA
                              VICE PRESIDENT and TREASURER