Form 10-K
period 1998-12-31
LAKE ARIEL BANCORP INC
filed 1999-03-26
CIK 723878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to

Commission file Number:  2-85306

                            LAKE ARIEL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                          23-2244948
(State of other jurisdiction of                       (I.R.S.   Employer
incorporation or organization)                        Identification Number)


Post Office Box 67, Route 191, Lake Ariel, Pennsylvania                  18436
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (570) 698-5695

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.21 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on average closing bid and asked prices: $42,015,693 at March 16, 1999.

     As of March 16, 1999, the registrant had outstanding 4,838,386 shares of its common stock, par value $.21 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to shareholders of the registrant for the year ended December 31, 1998 and of the Proxy Statement for the 1999 Annual Meeting of Shareholders, are incorporated by reference in Part II of this Annual Report.

                                  Page 1 of 120
                            Exhibit Index on Page 26

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-K

                                      Index
Part I                                                                    Page

Item 1.           Business.......................................            3

Item 2.           Properties.....................................           16

Item 3.           Legal Proceedings..............................           18

Item 4.           Submission of Matters to a Vote of
                  Security Holders.........................     Not Applicable

Part II

Item 5.           Market for the Registrant's Common Equity and Related
                   Shareholder Matters...........................           18

Item 6.           Selected Financial Data........................           20

Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........           20

Item 7A.          Quantitative and Qualitative Disclosures
                   About Market Risk.............................           20

Item 8.           Financial Statements and Supplementary Data....           20

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..........           20

Part III

Item 10.          Directors and Executive Officers of the Registrant.       20

Item 11.          Executive Compensation.........................           21

Item 12.          Security Ownership of Certain Beneficial
                    Owners and Management........................           21

Item 13.          Certain Relationships and Related Transactions.           21

Part IV

Item 14.          Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K..........................           22

Signatures        ...............................................           24

Exhibit Index     ...............................................           26

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-K

                                     Part I

Item 1.       Business

              General

              Lake Ariel Bancorp, Inc. ("Bancorp"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bancorp was organized on May 23, 1983, and commenced operations on November 26, 1983. Bancorp has one wholly-owned subsidiary, LA Bank, National Association (the "Bank"). Bancorp's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 1998, Bancorp had total consolidated assets, deposits and stockholders' equity of approximately $474.7 million, $312.7 million and $37.9 million, respectively.

              The Bank was organized in 1910. The Bank is a national banking association that is a member of the Federal Reserve System and the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). The Bank has twenty-one (21) branch locations (four branches within Wayne County, ten branches within Lackawanna County, three branches within Pike County, two branches within Monroe County and two branches within Luzerne County), and a Financial Center (within Lackawanna County, Pennsylvania). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. The Bank has two subsidiaries, LA Lease, Inc., that engages in the leasing of personal property, and Ariel Financial Services, Inc., a newly formed business unit offering stocks, bonds, annuities and other insurance-related products.

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

                      (iii) Check-guaranty  services.  Authorizing a subscribing merchant to accept personal checks tendered by the merchant's customers in payment for goods and services, and purchasing from the merchant validly authorized checks that are subsequently dishonored.

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

                      (vii) Acquiring debt in default. Acquiring debt that is in default at the time of acquisition under certain conditions.

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

                               (B) Individuals who are seeking employment at a financial organization; and

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

                      (iii) Insurance in small towns.  Engaging in any insurance agency activity in a place where the bank holding company or a subsidiary of the bank holding company has a lending office and that:

                               (A) Has a population not exceeding 5,000 (as shown in the preceding decennial census); or

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

              Over the last two years, FDIC insurance assessments have seen several changes for both BIF and SAIF institutions. The most recent change occurred on September 30, 1996, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of March 31, 1995. This assessment, which was 65.7 cents per $100 in deposits, raised approximately $4.7 billion to bring the SAIF up to is required 1.25 reserve ratio. This special assessment, paid on November 30, 1996, had no effect on the Bank. The second part of the bill remedied the future anticipated shortfall with respect to the payment of FICO interest. For 1997 through 1999, the banking industry will help pay the FICO interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FICO assessment on BIF insured deposits is 1.29 cents per $100 in deposits; for SAIF insured deposits it is 6.44 cents per $100 in deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits. At December 31, 1998, the FICO interest assessment paid by the Bank was approximately $34,000. The Bank has not been required to pay any FDIC insurance assessments since the fourth quarter of 1996 because BIF has met its statutorily required ratios and the Bank is categorized as "well capitalized."

              Regulatory Capital Requirements

              The following table presents Bancorp's consolidated capital ratios at December 31, 1998.

                                                                  (In Thousands)
Tier I Capital...................................................     $  35,587
Tier II Capital..................................................         2,360
Total Capital....................................................     $  37,947

Adjusted Total Average Assets....................................      $461,050
Total Adjusted Risk-Weighted Assets(1)...........................      $253,820

Tier I Risk-Based Capital Ratio(2).................................       14.02%
Required Tier I Risk-Based Capital Ratio...........................        4.00%
Excess Tier I Risk-Based Capital Ratio.............................       10.02%

Total Risk-Based Capital Ratio(3)..................... ............       14.95%
Required Total Risk-Based Capital Ratio............................        8.00%
Excess Total Risk-Based Capital Ratio..............................        6.95%

Tier I Leverage Ratio(4)...........................................        7.72%
Required Tier I Leverage Ratio.....................................        4.00%
Excess Tier I Leverage Ratio.......................................        3.72%
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

              History and Business - Bank

              The Bank's legal headquarters are located on Route 191, Lake Ariel, Pennsylvania.

              As of December 31, 1998, the Bank had total assets of $474.3 million, total shareholders' equity of $37.6 million and total deposits and other liabilities of $436.7 million.

              The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, and making secured and unsecured commercial and consumer loans. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

              At December 31, 1998, the Bank had 147 full-time employees and 40 part-time employees. The Bank is not a party to any collective bargaining agreement.

              Market Area

              The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions headquartered in Wilkes-Barre and Scranton, Pennsylvania. The Bank's major competitors in its market area are, in alphabetical order: Community Bank & Trust Co.; Fidelity Deposit & Discount Bank; First Liberty Bank and Trust; First National Community Bank; First Union Corporation, Charlotte, North Carolina; Penn Security Bank and Trust Company; Pioneer American Bank, N.A.; PNC Bank, N.A.; and Wayne Bank. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

              For the purposes of the revised CRA regulations, the Bank is deemed to be a large depository institution, based upon financial information as of December 31, 1998. The Bank had a CRA Compliance examination in 1998 and received a "satisfactory" rating. The Bank was evaluated for CRA compliance using the three-part, performance-based test.

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

              Business - LA Lease, Inc.

     The principal office of LA Lease, Inc. is located at Route 191, Lake Ariel, Pennsylvania 18436 (the Lake Ariel branch of the Bank).

     As of December 31, 1998, LA Lease, Inc. had total assets of $5.7 million, total shareholders' equity of $93 thousand and other liabilities of $5.6 million.

     LA Lease, Inc. provides financing to consumers and businesses in the form of vehicle and equipment leases. The business of LA Lease, Inc. is not seasonal in nature.

              Business - Ariel Financial Services, Inc.

     The principal office of Ariel Financial Services, Inc. is located at Route 191, Lake Ariel, Pennsylvania 18436 (the Lake Ariel branch of the Bank).

     This subsidiary of LA Bank was incorporated on July 11, 1997, to deliver non-depository investment and annuity products to the customers of LA Bank. As of December 31, 1998, Ariel Financial Services, Inc. had no material assets or liabilities.


Item 2.       Properties

              Bancorp owns or leases no properties, except through the Bank. The following is selective information about the Bank's properties:

----------- --------------------------------- ------------- ----------------- ---------------------------------------
                                                Type of       Approximate
 Property               Location               Ownership     Square Footage                    Use
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    1       Route 191                             Own            3,000        Banking Services and Main Office
            Lake Ariel, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    2       Route 191                             Own            1,800        Greene-Dreher Branch
            Newfoundland, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    3       Routes 191 and 590                    Own            2,900        Hamlin Corners Branch
            Hamlin, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    4       Routes 247 and 348                    Own            2,400        Mt. Cobb Branch
            Lake Ariel, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    5       Route 5                               Own            2,800        Eynon Branch
            Scranton-Carbondale Highway
            Eynon, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    6       Keyser Avenue                         Own            3,000        Keyser Valley Branch
            Scranton, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    7       The Mall at Steamtown                Lease           1,867        Steamtown Branch
            Lackawanna Avenue
            Scranton, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    8       East Grove Street and                 Own            3,000        Clarks Green Branch
            South Abington Road
            Clarks Green, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    9       Route 6                              Lease           5,535        Carbondale Branch
            Ames Shopping Plaza
            Carbondale, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    10      Routes 6 and 209                      Own           11,000        Milford Township Branch
            Milford, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    11      Route 739                            Lease           1,250        Lords Valley Branch
            Lords Valley Shopping Plaza
            Lords Valley, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    12      214 W. Harford Street                 Own           10,350        Milford Branch
            Milford, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    13      Route 390-Barrett Township            Own            3,700        Mountainhome Branch
            Mountainhome, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------

    14      409 Lackawanna Avenue                Lease             670        Scranton Branch
            Scranton, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    15      Commerce Boulevard                   Lease             500        Dickson City Branch
            Suite 1
            Dickson City, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    16      Old Willow Avenue                    Lease             500        Honesdale Branch
            Suite 100
            Honesdale, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    17      South Main Street                     Own            4,850        Taylor Branch
            Taylor, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    18      Route 611                            Lease           2,200        Tannersville Branch
            Tannersville, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    19      Public Square                        Lease           1,500        Public Square Branch
            Wilkes-Barre, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    20      Meadow Avenue                         Own            2,200        East Mountain Branch
            Scranton, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    21      Wyoming Avenue                       Lease           2,250        Kingston Branch
            Kingston, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    22      409 Lackawanna Avenue                Lease          20,800        Financial Center
            Suite 201
            Scranton, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------
    23      Keyser Avenue                         Own            7,500        Commercial Rental Property
            Scranton, PA
----------- --------------------------------- ------------- ----------------- ---------------------------------------





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

                                     Part II

Item 5.       Market for the Common Equity and Related Stockholder Matters

              The Company's  common stock has been listed on the Nasdaq National
Market  since  November  21,  1997,  and was  previously  listed  on the  Nasdaq
Small-Cap  Market since December 9, 1993.  "The Nasdaq Stock Market" or "Nasdaq"
is a highly-regulated electronic securities market comprised of competing Market
Makers whose trading is supported by a  communications  network  linking them to quotation  dissemination,  trade reporting,  and order execution  systems.  This
market  also  provides   specialized   automation   services  for   screen-based
negotiations of transactions, on-line comparison of transactions, and a range of informational  services  tailored  to  the  needs  of the  securities  industry, investors and issuers.  The Nasdaq Stock Market  consists of two distinct market tiers:  the Nasdaq  National  Market(R) and the Nasdaq SmallCap  MarketsSM.  The
Nasdaq Stock Market is operated by the Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National  Association of Securities  Dealers,  Inc. The Nasdaq
National Market symbol for the Company's common stock is "LABN." At December 31,
1998,   the  total  number  of  holders  of  record  of  the  common  stock  was approximately 1400.

              The table below presents the high and low bid prices reported for the Common Stock and the cash dividends declared on such Common Stock for the periods indicated. The range of high and low prices is based on trade prices reported on the Nasdaq National Market for 1998 year and fourth quarter of 1997.
The range of high and low prices for the first three quarters of 1997 and 1996 year is based on trade prices reported on the Nasdaq Small-Cap Market. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. On December 31, 1998, the closing price of share of Common Stock on the Nasdaq National Market was $12.375. All prices and dividends have been restated to reflect the 5% stock dividends paid in October 1998, 1997 and 1996, and the two-for-one stock split effective on November 10, 1997.




Year              Quarter           High               Low    Dividends Declared

1998                 4th            $13.25           $11.75                $0.13
                     3rd             16.00            11.43                 0.10
                     2nd             16.19            14.88                 0.09
                     1st             16.55            14.76                 0.09

1997                 4th            $20.95           $13.24                $0.13
                     3rd             13.38             9.05                 0.09
                     2nd              9.29             9.05                 0.08
                     1st             10.76             9.29                 0.08

1996                 4th            $11.57            $7.19                $0.11
                     3rd              7.81             6.86                 0.08
                     2nd              7.24             6.14                 0.08
                     1st              7.33             6.38                 0.08


              As of March 16, 1999, Bancorp had approximately 1,472 shareholders of record.

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


              The Bank may not pay any dividends on its capital stock during the period in which it may be in default in the payment of its assessment for deposit insurance premium due to the FDIC, nor may it pay dividends on Common
Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and, moreover, the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act, dividends cannot be declared and paid if the OCC obtains a cease and desist order because such payment would constitute an unsafe and unsound banking practice. As of December
31, 1998, there was $3.9 million in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to Bancorp under the current OCC regulations.

              Dividend Restrictions on Bancorp

              Under the Pennsylvania Business Corporation Law of 1988, as amended (the `BCL'), Bancorp may not pay a dividend if, after giving effect thereto, either (a) Bancorp would be unable to pay its debts as they become due in the usual course of business or (b) Bancorp's total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (i) financial statements prepared on the basis of generally accepted accounting principles; (ii) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or (iii) a fair valuation or other method that is reasonable under the circumstances.

Item 6.       Selected Financial Data

              The information called for by this item is filed at Exhibit 99A hereto and is incorporated in its entirety by reference under this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

              The caption "Management's Discussion and Analysis" contained in excerpts from Bancorp's Annual Report (beginning at page 21 thereto) filed at
Exhibit 13 hereto is  incorporated  in its entirety by reference under this Item
7.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

              The  caption  "Interest  Rate Risk  Management"  contained  in the
"Management's  Discussion  and  Analysis"  section of  Bancorp's  Annual  Report
(beginning at page 28 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 7A.

Item 8.       Financial Statements and Supplementary Data

              Bancorp's Consolidated Financial Statements and notes thereto contained in excerpts from Bancorp's Annual Report (beginning at page 36 thereto) filed at Exhibit 13 hereto are incorporated in their entirety by reference under this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              Bancorp changed its independent certifying accountants for the year ending December 31, 1999. The information concerning such change can be found on Bancorp's Form 8-K, filed with the Securities and Exchange Commission on January 15, 1999 (No. 2-85306), and hereby incorporated by reference into this Item 9.

                                    Part III

Item 10.      Directors and Executive Officers of the Registrant

              The captions "Board of Directors" and "Stock Ownership" contained in Bancorp's Proxy Statement (at pages 2 and 5 thereof, respectively) filed at
Exhibit 99B hereto is  incorporated  in their  entirety by reference  under this
Item 10.


              Principal Officers of the Corporation

              The following table sets forth selected information about the principal officers of the Corporation, each of whom is selected by the Board of Directors and each of whom holds office at the discretion of the Board of
Directors:


X
                                                     Held            Corporation      Number of           Age as of
Name                Office/Position with Corporation Since        Employee Since    Shares Owned     March 16, 1999

Bruce D. Howe       President                        1983               (2)           389,428              67

John G. Martines    Chief Executive Officer          1983               (3)          221,199               52

Donald E. Chapman   Secretary                        1983               (2)           132,790              62

Louis M. Martarano  Vice President and               1989               (3)            87,479              48
                    Assistant Secretary

Joseph J. Earyes    Vice President and Treasurer     1995               (3)            44,426              42

-------------------------
(1) See notes under Item 12 "Security Ownership of Certain Beneficial Owners and Management" for shareholdings of these officers.
(2)  Messrs. Howe and Chapman are not employees of the Corporation.
(3) Messrs. Martines, Martarano, and Earyes are full-time salaried employees of the Bank.


              Principal Officers of the Bank

              The following table sets forth selected information about the principal officers of the Bank, each of whom is elected by the Board of Directors of the Bank and each of whom holds office at the discretion of the Board of Directors of the Bank:

                                                     Held                 Bank        Number of        Age as of
Name                  Office/Position with Bank      Since        Employee Since    Shares Owned     March 16,1999

Bruce D. Howe         Chairman of the Board          1986               (1)           389,428              67

John G. Martines      President and CEO              1986              1979           221,199              52

Louis M. Martarano    Executive Vice President and   1990              1981            87,479              48
                      Chief Operating Officer

Joseph J. Earyes      Executive Vice President and   1995              1995            44,426              42
                      Chief Financial Officer

Donald E. Chapman     Secretary                      1983                (1)          132,790              62
----------------------------

(1)  Mr. Howe and Mr. Chapman are not employees of the Bank.
(2) See notes under Item 12 "Security Ownership of Certain Beneficial Owners and Management" for shareholdings of these officers.


Item 11.      Executive Compensation

              The caption "Execution Compensation" contained in Bancorp's Proxy Statement (at page 6 thereof) filed at Exhibit 99B hereto is incorporated by its entirety by reference under this Item 11.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              The  caption  "Stock  Ownership"   contained  in  Bancorp's  Proxy
Statement (at page 5 thereof) filed at Exhibit 99B hereto is incorporated by its entirety by reference under this Item 12.

Item 13.      Certain Relationships and Related Transactions

              The caption "Other Information" contained in Bancorp's Proxy Statement (at page 13 thereof) filed at Exhibit 99B hereto is incorporated by its entirety by reference under this Item 13.

Item 14.      Exhibits and Reports on Form 8-K

              (a) Exhibits required by Item 601 of Regulation S-K:


Exhibit Number Referred to
Item 601 of Regulation S-K            Description of Exhibit

2    None.
3A Amended Articles of Incorporation of Bancorp filed at Exhibit 3A on March 25, 1988 and March 24, 1993, to Forms 10-K for the fiscal year ended December 31, 1987 (No. 2-85306), and 10-KSB for the period ended December 31, 1992 (No. 2-85306), respectively, and hereby incorporated by reference. Photocopy of the Articles of Amendment of Bancorp, dated August 18, 1993, to effect, among other things, a 3-for-1 stock split, filed at Exhibit 3A on September 3, 1993, to Form S-1 (No. 33-68470) and hereby incorporated by reference.
3B Amended By-laws of Bancorp filed on March 25, 1988, at Exhibit 3B, to Form 10-K for the fiscal year ended December 31, 1987 (No. 2-85306), and hereby incorporated by reference.
4    None.
9    None.
10A Photocopy of the Executive Employment Agreement dated September 1, 1993, among Bancorp, the Bank and John G. Martines, the Chief Executive Officer of Bancorp and President of the Bank, filed at Exhibit 10A on September 3, 1993, to Form S-1 (No. 33-68470), and hereby incorporated by reference.
10B Photocopy of the Executive Employment Agreement dated September 1, 1993, among Bancorp, the Bank and Louis M. Martarano, Vice President of Bancorp and Senior Vice President of the Bank, filed at Exhibit 10B on September 3, 1993, to Form S-1 (No. 33-68470), and hereby incorporated by reference.
10C Copy of the LA Bank, N.A. Salary Continuation Agreement, dated March 11, 1997, between the Bank and John G. Martines, Chief Executive Officer of the Bancorp and President of the Bank, relating to the supplemental executive retirement plan of the Bank, filed at Exhibit 10C on March 18, 1998 to Form 10-K for the fiscal year ended December 31, 1997 (No. 2-85306), and hereby incorporated by reference.
10D Copy of the LA Bank, N.A. Salary Continuation Agreement, dated March 11, 1997, between the Bank and Louis M. Martarano, Vice President of the Bancorp and Executive Vice President and Chief Operating Officer of the Bank, relating to the supplemental executive retirement plan of the Bank, filed at Exhibit 10D on March 18, 1998 to Form 10-K for the fiscal year ended December 31, 1997 (No. 2-85306), and hereby incorporated by reference.
                                       22

Exhibit Number Referred to
Item 601 of Regulation S-K                  Description of Exhibit

10E Copy of the LA Bank, N.A. Salary Continuation Agreement, dated March 11, 1997, between the Bank and Joseph J. Earyes, CPA, Vice President and Treasurer of the Bancorp and Executive Vice President and Chief Financial Officer of the Bank, relating to the supplemental executive retirement plan of the Bank, filed at Exhibit 10E on March 18, 1998 to Form 10-K for the fiscal year ended December 31, 1997 (No. 2-85306), and hereby incorporated by reference.
11   None.
12   None.
13   Annual Report to Shareholders for Fiscal Year Ended December 31, 1998.
16 Current Report on Form 8-K, filed on January 15, 1999 (No. 2-85306), which contains the information with respect to the change in Bancorp's certifying accountant, and hereby incorporated by reference.
18   None.
21   List of Subsidiaries of Bancorp.
22   None.
23   None.
24   None.
27   Financial Data Schedule.
28   None.
99A  Selected 5-Year Financial Data and Selected Year-End Balances.
99B Proxy Statement for the 1999 Annual Meeting of Shareholders To Be Held April 27, 1999


     (b) Reports on Form 8-K for quarter ended December 31, 1998.

     A Form 8-K was filed on January 15, 1999, reporting the change in the Registrant's certifying accountant and the appointment of new director to the Board of Directors of the Corporation.

                                   SIGNATURES


              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE ARIEL BANCORP, INC.
         (Bancorp)


By:      ______________________________
         John G. Martines
         Chief Executive Officer

Date:    March 17, 1999


              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      ______________________________
         Bruce D. Howe
         President and Director

Date:    March 17, 1999



By:      ______________________________
         John G. Martines
         Chief Executive Officer and Director
          (Chief Executive Officer)

Date:    March 17, 1999



By:      ______________________________
         Peter O. Clauss
         Director

Date:    March 17, 1999



By:      ______________________________
         Donald E. Chapman
         Secretary and Director

Date:    March 17, 1999

By:      ______________________________
         Kenneth M. Pollock
         Director

Date:    March 17, 1999



By:      ______________________________
         Harry F. Schoenagel
         Director

Date:    March 17, 1999



By:      ______________________________
         William C. Gumble
         Director

Date:    March 17, 1999



By:      ______________________________
         Paul D. Horger
         Director

Date:    March 17, 1999



By:      ______________________________
         Louis M. Martarano
         Vice President and Assistant
          Secretary

Date:    March 17, 1999



By:      ______________________________
         Joseph J. Earyes, CPA
         Vice President and Treasurer
         (Principal Financial and
          Accounting Officer)

Date:    March 17, 1999

                                   SIGNATURES


              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE ARIEL BANCORP, INC.
         (Bancorp)


By:      /s/ John G. Martines
         John G. Martines
         Chief Executive Officer

Date:    March 17, 1999


              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Bruce D. Howe
         Bruce D. Howe
         President and Director

Date:    March 17, 1999



By:      /s/ John G. Martines
         John G. Martines
         Chief Executive Officer and Director
          (Chief Executive Officer)

Date:    March 17, 1999



By:      /s/ Peter O. Clauss
         Peter O. Clauss
         Director

Date:    March 17, 1999



By:      /s/ Donald E. Chapman
         Donald E. Chapman
         Secretary and Director

Date:    March 17, 1999

By:      /s/ Kenneth M. Pollock
         Kenneth M. Pollock
         Director

Date:    March 17, 1999



By:      /s/ Harry F. Schoenagel
         Harry F. Schoenagel
         Director

Date:    March 17, 1999



By:      /s/ William C. Gumble
         William C. Gumble
         Director

Date:    March 17, 1999



By:      /s/ Paul D. Horger
         Paul D. Horger
         Director

Date:    March 17, 1999



By:      /s/ Louis M. Martarano
         Louis M. Martarano
         Vice President and Assistant
          Secretary

Date:    March 17, 1999



By:      /s/ Joseph J. Earyes
         Joseph J. Earyes, CPA
         Vice President and Treasurer
         (Principal Financial and
          Accounting Officer)

Date:    March 17, 1999

                                INDEX TO EXHIBITS


Item Number                Description                                     Page

       13    Annual Report to Shareholder for the Fiscal Year
             Ended December 31, 1998......................................    29
       21    List of Subsidiaries of Bancorp..............................    96
       99A   Selected 5-Year Financial Data and Selected
             Year-End Balances............................................    97
       99B   Proxy Statement for the 1999 Annual Meeting of
             Shareholders To Be Held April 27, 1999.......................    99
       27    Financial Data Schedule......................................   119

                                   EXHIBIT 13


                          ANNUAL REPORT TO SHAREHOLDERS
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                            LAKE ARIEL BANCORP, INC.
                               1998 ANNUAL REPORT

                   LAKE ARIEL BANCORP, INC. 1998 ANNUAL REPORT



TABLE OF CONTENTS

-Financial Highlights
-Message to Our Stockholders
-Board of Directors
-Landmarks
-Responsibilities for Preparation of Financial Statements
-Financial Review: Management's Discussion and Analysis
-Consolidated Financial Statements
    -Balance Sheet
    -Statement of Income
    -Statement of Changes in Stockholders' Equity
    -Statement of Cash Flows
    -Notes to Consolidated Financial Statements
    -Independent Auditor's Report
-Investor Information
-Company Directors and Officers
-Office Locations
-Business Development Boards






Except for historical information that is contained in this annual report, certain matters presented in this report may contain forward-looking statements that involve risks and uncertainties in the banking industry, including timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth and the other risks detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended December 31, 1998, and the section in this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FINANCIAL HIGHLIGHTS - 1998

EARNINGS AND DIVIDENDS
                             (dollars in thousands, except per share data)

                                               1998                   1997                    1996            1995        1994

                                            Percent/Basis Point       Percent/Basis Point    Percent/Basis Point
                                      Amount    Change       Amount        Change      Amount     Change     Amount       Amount

Net Income..........................  $3,771      9.9%       $3,431        13.2%       $3,031      31.4%     $2,307       $2,128
Earnings Per Share - Basic*.........   $0.79    -14.1%        $0.88        12.2%        $0.78      30.2%      $0.60        $0.56
Earnings Per Share - Diluted*.......   $0.77    -12.5%        $0.84         7.3%        $0.78      30.2%      $0.60        $0.56
Dividends Per Share*................   $0.41      7.9%        $0.38        18.8%        $0.32      18.5%      $0.27        $0.25
Return on Average Total Assets......   0.88%  12 bpts.        1.00%      -9 bpts.       1.09%   +17 bpts.     0.92%        1.04%
Return on Average Stockholders' Equity10.27% 497 bpts.       15.24%     +27 bpts.      14.97%  +180 bpts.    13.17%       13.07%
Dividend Payout Ratio...............  50.43%       -         39.90%          -         39.14%        -       42.13%       42.15%


FINANCIAL POSITION

                                             1998                   1997                       1996           1995         1994

                                          Percent/Basis Point         Percent/Basis Point   Percent/Basis Point
                                      Amount     Change     Amount        Change       Amount     Change    Amount       Amount

Total Assets........................$474,689     29.0%     $368,073        23.6%     $297,906     18.3%    $251,859     $236,125
Total Deposits......................$312,742     11.5%     $280,450        10.8%     $253,196     21.3%    $208,759     $192,187
Net Loans...........................$224,754      7.9%     $208,236        18.3%     $175,990     15.6%    $152,306     $135,018
Long-Term Debt......................$115,459    142.3%      $47,656       138.0%      $20,023     32.1%     $15,156      $15,219
Stockholders' Equity**.............. $37,940      5.9%      $35,815        69.2%      $21,172      8.5%     $19,509      $15,799
Book Value Per Share*...............   $7.87      4.9%        $7.50        37.6%        $5.45      2.3%       $5.33        $4.37
Stockholders' Equity to Total Assets   7.99% -174 bpts.       9.73%    +262 bpts.       7.11%  -64 bpts.      7.75%        6.69%


*Reflects adjustment for 5% stock dividends issued on October 1, 1998, 1997 and 1996, and a two-for-one stock split effective November 10, 1997.
**Beginning with 1994, reflects adjustment to capital as a result of the implementation of SFAS No. 115.

                                       32

MESSAGE TO OUR STOCKHOLDERS


Company Overview

1998-A Year of Building for the Future
         Lake Ariel Bancorp, Inc. entered 1998 with the objective of aggressively expanding its branch network. In the midst of continued mergers and consolidations within our industry, Lake Ariel Bancorp, Inc. seized the opportunity to enter new marketplaces and build new relationships (not just branches) by offering quality customer service and localized decision making.

     The past year could be described as the Company's most hectic, yet most exciting year. During 1998, the following events had a major impact on our branch network:

         March 18  - Dickson City Branch in Wal-Mart Supercenter opened.
         April 1   -  Lackawaxen Branch opened.
         May 18    -  Wilkes-Barre Mortgage Loan Center opened.
         June 17   -  Honesdale Branch in the Wal-Mart Supercenter opened.
         August 24 -  Taylor Branch opened.
         August 31 -  Tannersville Branch opened.
         September 8 - Groundbreaking for the Wilkes-Barre Boulevard Branch -
                         expected to open Spring, 1999.
         September 9 - Purchased the Mellon Bank Mountainhome Branch.
         September 14- Wilkes-Barre Public Square Branch opened.
         November 23 - East Mountain Branch in Scranton opened.
         December 7  - Kingston Branch opened.
         December 11 - Sold Lackawaxen Branch to Honesdale National Bank. December 11 -Sold Lake Wallenpaupack Branch to Honesdale National Bank.

         Our financial franchise has now been established to span five counties with 22 banking locations. The ultimate challenge starts in 1999 and continues into the 21st Century - "Achieving outstanding financial performance and value for our stockholders." Costs associated with the expansion of our branch network had a negative impact on this year's earnings. A full year's effect of these operations will hamper earnings during 1999, but we are optimistic that most of our new branches will become profitable within two years and, therefore, have a positive effect on earnings in the near future.

Stockholders' Value
         Significant events  during  1998 had  major  impacts  on the  Company's capital  position:
-  5%  stock  dividend
-  Cash  dividend increased by 8%
-  Cash  dividend  increased  17th  consecutive year
- 10.27% Return on Average Equity

         At year-end 1998, our Company was in a very strong capital position. Stockholders' equity was at $38 million. The Tier I, or core capital ratio was 14.07% and the total risk-based capital ratio was at 14.96%, this is in comparison to regulatory minimums of 4% and 8%, respectively. The new capital raised in December, 1997 has been used to continue the Bank's expansion goals.

     During 1998, for the 17th consecutive year, the Company increased its per share cash dividend from $0.38 in 1997 to $0.41 in 1998, an 8% increase and, also, for the third consecutive year, paid a 5% stock dividend. Per share information for all prior years has been restated to reflect the effects of this stock dividend.

         Our return on average stockholders' equity for 1998 was 10.27%, down from 15.24% in 1997 due to the weighted average effect in 1998 of the sale of $12 million of common stock in December, 1997. Return on stockholders' equity is arguably the most important measure of a bank's performance.

         Book value increased from $7.50 in 1997 to $7.87 in 1998, an increase of 5%. The Company's (LABN) market price closed at $12.375 per share on December 31, 1998 as compared to $17.75 at December 31, 1997. While the closing market price at December 31, 1998 was somewhat disappointing, the price represents 16 times earnings and 157% of book value.

Net Income

1998  proved  to be  another  strong  earnings  performance  for the Company:
- Record  Earnings
- $3,771,000 - up 10%
- Return On Average  Assets - 0.88%
- 12% Growth in Net Interest  Income
- Earnings  per  share - basic - $0.79
-  Earnings  per  share - diluted - $0.77

         The Company's net income for 1998 was $3,771,000, 9.9% higher than the $3,431,000 reported for 1997. Net income was positively influenced by a 12.2% growth in net interest income and a 45.1% growth in other operating income. Overhead costs were $11.5 million for 1998, an increase of $2.2 million or 24.3% from $9.2 million reported in 1997. Overhead costs were greatly impacted by the growth in the number of branch offices in 1998.

         Operating earnings for the year were at $0.79 per share - basic and $0.77 per share - diluted compared to $0.88 per share - basic and $0.84 diluted in 1997. Return on average assets was 0.88% for 1998.

Growth
         1998 proved to be another year of exceptional increases:
                  - Assets                  -        29.0%
                  - Deposits                -        11.5%
                  - Loans                   -         7.9%
                  - Investment Securities   -        67.6%

         Total assets increased to $474.7 million at year-end 1998, an increase of $106.6 million or 29.0% from $368.1 million at December 31, 1997. This increase was primarily attributable to a $16.5 million growth in securities and $77.6 million growth in net loans and leases.

         Investment securities increased to $192.4 million at year-end, an increase of $77.6 million or 67.6% from $114.8 million at December 31, 1997. This increase was attributable to an investment strategy implemented during 1998 whereby the Company borrowed $75 million from the Federal Home Loan Bank of Pittsburgh ("FHLB") and invested in a combination of various fixed and variable rate investments.

         Total net loans increased to $224.7 million at December 31, 1998, an increase of $16.5 million or 7.9% from $208.2 million at December 31, 1997. For the year 1998, residential mortgage loans increased to $106.7 million, an increase of $3.7 million or 3.4% from $103.0 million at December 31, 1997. This increase was attributable to the increased mortgage loan activity during the period, particularly during the second half of 1998, net of mortgage loans sold during 1998 of approximately $34.9 million. As of year end, LA Bank was servicing over $141 million in residential mortgage loans.

         During 1998, total deposits increased to $312.7 million, an increase of $32.3 million or 11.5% from $280.5 million at December 31, 1997.

Strengthening the Organization - Branches, Personnel and Technology

         In order to accommodate our growth during 1998 the following personnel changes were made. Branch operations were enhanced with the promotions of Treva
J. Day to Vice President, Regional Branch Administrator of Monroe, Pike and Wayne Counties and Lynn P. Thiel to Vice President, Regional Branch Administrator of Lackawanna and Luzerne Counties. Other promotions include Lisa Dowse, Branch Manager, Lake Ariel; Joann Simyan, Assistant Branch Manager, Mt. Cobb; Saundra Roeckel, Branch Sales Manager and Ellen Juseck, Assistant Branch Sales Manager of our first in-store location in the Wal-Mart Supercenter in Dickson City and Deborah Aragona, Branch Sales Manager and Annemarie Roberts,

Assistant Branch Sales Manager of our second in-store location in the Honesdale Wal-Mart Supercenter; Marjorie Kunkle, Branch Manager, Tannersville; Lauri Nidoh, Branch Manager, Steamtown and Scranton; Debra Skurkis, Branch Manager, Public Square; Sybil Kline, Branch Manager, East Mountain; Patricia Williamson, Branch Manager, Kingston; Lisa Akulonis, Branch Manager, Eynon and Mary Auffhammer, Branch Manager, Keyser Valley and Maryann McManus, Branch Manager, Wilkes-Barre Boulevard.

         Our sales team was refined with the addition of John Gouse as a Business Development Officer for Monroe and Pike Counties; Mary Beth Pasqualicchio, Branch Sales Officer; Cathy Langan, Mortgage Originator for Wayne County; Paul Ochman, Mortgage Originator for Luzerne County; William Zernhelt, Mortgage Originator for Pike County, and Theresa Yocum, Mortgage Originator for Monroe County.

         The lending staff was reinforced with the addition of Maureen Straub, Senior Vice President, Commercial Loan Officer of Luzerne County; Paul Freeman, Vice President, Commercial Loan Officer; Peter Misura, Assistant Vice President, Consumer Loan Officer; Susan Mroczka, Consumer Loan Officer; Scott Hiller, Assistant Vice President, Credit Analyst; and, Lawrence Highhouse, Assistant Vice President, Collection Department Manager.

         Finally, Daniel Santaniello was promoted to Senior Operations Officer and Francis Chinchar to Data Processing Supervisor.

     In January, 1999, Kenneth M. Pollock, President of HUD, Inc. t/a Emerald Anthracite II, from Luzerne County, was appointed to the Company's Board of Directors. He currently serves on the Boards of Pennsylvania Enterprises, Inc., PG Energy, and Penn State Wilkes-Barre Campus. We welcome Mr. Pollock's vast experience and business leadership to our Company.

         As a result of our new and increased presence in additional market areas, we have expanded our Business Development Boards to include Monroe and Luzerne County Boards. We have also appointed new, energetic members to the existing Development Boards. We fully expect these Boards to provide an additional source of referrals and new customers within the market areas they serve.

Marketing, Products and Services
         During 1998, the Company retained the services of a professional advertising agency to develop a new marketing campaign to assist in the marketing of the new branches which opened during the year. The Senior Management team felt a strong campaign would also help launch our expansion into Luzerne County where the Company had little name recognition. Print and television ads, direct mail pieces and billboard treatments were developed which proved to be an overwhelming success in all areas, not just Luzerne County.

         Home equity loans and mortgage loans were aggressively marketed throughout the year, which resulted in a record number of new loans originated. LA Bank became one of the first community banks in the area to develop a Reverse Mortgage Program, targeting senior citizens. This specialized program allows seniors to borrow against the equity in their home, which then generates monthly income that allows the money necessary for seniors to live a more comfortable lifestyle and remain in their homes. In addition, the Bank was identified through the Office of the Comptroller of the Currency as the number one lender in Northeastern Pennsylvania for conventional home purchase mortgage loans.

         During the first quarter of 1998, the Bank's newly formed company, Ariel Financial Services, Inc., was introduced to employees through a series of training sessions. Customers received communications throughout the year regarding the services offered by Ariel Financial Services, Inc. and the Bank's highly-trained investment specialists marketed the Company's products and services to customers throughout the Bank's current twenty-one office branch network.

         Also, during the first quarter, two new retirement products were added to the Bank's product line. The Education IRA and Roth IRA were introduced in response to significant changes in legislation signed into law under the Taxpayer Relief Act of 1997.

         In response to the mandates of Electronic Funds Transfer Act of 1999 (EFT99), new legislation affecting the direct deposit of government retirement funds, the Bank's senior citizen program was heavily marketed throughout the year to attract new customers. A senior citizen seminar was held in April which addressed the new direct deposit mandate, investment services, estate planning and reverse mortgages. The Bank's new senior travel club was also introduced. The inaugural season of the travel club was an overwhelming success. The group traveled to the Grand Candlelight Dinner Theater in Milton, Atlantic City casinos and closed the year with a trip to The Big Apple to see a Broadway play.

         The first of our SmartLine electronic banking products was introduced. The SmartLine telephone voice response unit allows customers to access their accounts, get information on certificates of deposit, loans, transfer funds between accounts and obtain current deposit and loan rate information via a touch-tone telephone. The new system allows customers 24-hour access to account information without the assistance of a bank employee. Bill- payment services will be added to the SmartLine in early spring of 1999.

         The Bank kept abreast of current product marketing via the World Wide Web by incorporating our print advertising with the `What's New Page'. In addition to the outward change of our address to www.labank.com, LA Bank has greatly improved our Internet speed and accessibility by housing our own website. Browsers may now contact senior management and department heads directly from the web page. LA Bank employees are afforded the opportunity to procure product and sales manuals, in addition to employee handbooks via the recently established intranet. This greatly reduces the amount of paper used and allows for immediate updates and enhanced communication and efficiencies within the Bank.

         For the third consecutive year, we achieved two top ratings from national financial review organizations. The Bank received IDC Financial Publishing, Inc.'s Superior ranking and Bauer Financial Reports, Inc.'s 5-Star rating, which recognizes the Bank as one of the safest financial institutions in the United States. In addition, the Bank earned the distinction of an award given by the Pennsylvania Community Bankers for the best community project in our asset size during Community Banking week.

         With the addition of our two new in-store branches, an entirely different sales program was developed for these branches. The new program includes extensive sales training for the staff, focusing on in-aisle selling, development of sales promotions, and employee incentives. Each month, the branch staff develops two promotions, which run concurrently during the month. The staff are required during the day to go out in the aisle and talk to shoppers about the convenience of 7-day a week banking, our products and services. The sales staff at both in-store branches have developed unique and attractive promotions that have contributed to the success of each of the branches.

Community Reinvestment and Development
         During 1998, LA Bank continued to meet the credit needs of low and moderate income families within their market area by offering innovative mortgage products and participating with other local banks and agencies in providing financing to families who would not normally qualify for traditional mortgage loans. In addition, many of the Bank's loan officers are actively involved with community organizations that focus on housing and credit needs. The Bank's commitment to the communities it serves was confirmed when the Bank was notified by the Office of the Comptroller of the Currency in 1998 that the Bank is the number one Home Mortgage Disclosure Act (HMDA) lender for conventional home purchase mortgages within Northeastern Pennsylvania. We are all very proud of this achievement.

     The Bank's "Welcome Neighbor" program for first time homebuyers in the low and moderate income level was revised and improved during the year. Over $61 million of these loans were originated during 1998.

         The Bank is also involved with the Office of Economic & Community Development in the City of Scranton, which assists low and moderate income individuals who are interested in becoming first time homeowners. The Bank's management team works with a consortium of other local lenders in underwriting and funding these loans.

         LA Bank also participates with the Pike County Planning and Development Authority to rehabilitate residential real estate. The county provides grant money and the Bank provides financing to low and moderate income individuals who are remodeling deteriorated primary homes. Twenty-six loans were originated during 1998 for a total of $286,000.

Year In Review
         For the year ended December 31, 1998, LA Bank achieved substantial growth and posted record high profits. We are very proud of this year's efforts and performance and believe our aggressive strategy gives us reason for optimism for future years.

         Looking to the future, management believes that an excellent financial institution has been established. The Company has exercised a broad involvement in the various communities it serves and continues to meet the credit needs of all community segments. We believe that the Company's current commercial and retail loan growth momentum, balance sheet strength, and increased market share provide the nucleus for continued and improved earnings trends.

         We thank our Board of Directors, Business Development Boards, management and employees for making 1998 a very successful year. Their effort and support, coupled with invaluable experience, are appreciated by all of us. Once again, as a stockholder, we sincerely hope that you continue to support, promote and patronize LA Bank so that we may continue in our efforts to grow as a strong locally-owned community bank.




John G. Martines
Chief Executive Officer of the Corporation and
President and Chief Executive Officer
of the Subsidiaries




Bruce D. Howe
President of the Corporation
and Chairman of the Subsidiaries

Board of Directors

William C. Gumble, Esquire - Age 61. Attorney Gumble has served on the Board of Directors since 1985. He resides in Paupack, Pike County. He retired from an active law practice in 1993. He has held office as County Solicitor and District Attorney of Pike County.

Bruce D. Howe- Age 67. Mr. Howe is Chairman of the Board of LA Bank, N.A., and is a resident of Lake Ariel. He is President of John T. Howe, Inc. which operates local fuel and heating oil companies, a motel, interstate truck stop and convenient stores. He is also President of Howe's Twin Rocks, Inc., a local restaurant.

Harry F. Schoenagel- Age 63. Mr. Schoenagel was elected to the Board of Directors in 1985. He is a resident of Greentown and is a partner in Schoenagel & Schoenagel Associates, a local engineering and surveying company located in Pike County.

John G. Martines- Age 52. Mr. Martines is Bank President and CEO and has been employed by the Bank and on the Board of Directors since 1979. He is a resident of Newton Lake, Greenfield Township, Lackawanna County.

Peter O. Clauss- Age 69. Mr. Clauss has served on the Board since 1986. He was the former President of C & D Builders, Inc., a contracting firm, and is presently retired and a resident of Lake Ariel.

Donald E. Chapman- Age 62. Mr. Chapman has been on the Board of Directors since 1972. He is a resident of Lake Ariel and owner of a Nationwide Insurance agency for the past 35 years. He also serves as a Wayne County Commissioner.

Paul D. Horger, Esquire - Age 61. Attorney Horger is a practicing attorney for 34 years. He is Senior Partner at the law firm of Oliver, Price & Rhodes in Scranton, Pennsylvania.

Kenneth M. Pollock, Jr. - Age 41. Mr. Pollock is the newest member on the Board. He is the President of HUD Inc. t/a Emerald Anthracite II and resides in Huntsville in Luzerne County.

BOARD


While the average LA Bank customer would not be nearly as familiar with the faces of the Board members as they are with those of our staff which serves them daily, it is the directives of our Board and their policy decisions that impact the products and services our customers benefit from and from which our stockholders ultimately derive financial reward. It is this entrepreneurial spirit that has given us the momentum to expand, improving the products and services we offer our customers, and culminating with our proud tradition of financial reward to our stockholders. Our aggressive expansion into now a five county territory, including the Luzerne County location pictured here, provides new opportunities to the diverse populations of the communities we serve. We welcome the new customer base which further increases our market share and overall performance.

LUZERNE COUNTY


Luzerne County has become a focal point for our continuing strength and expansion. In May, 1998 we opened our first dedicated Mortgage Loan Center, followed in September by a full-service branch at the same Luzerne County landmark site, Public Square. December ushered in the opening of our Kingston Branch, situated adjacent to the cherry-blossomed banks of the Susquehanna River. We expect our third Luzerne County branch on the Wilkes-Barre Boulevard to open in the spring of 1999. Our main Luzerne County location, this branch will also be home for our Luzerne County commercial lending and other lending functions.

There is no doubt that Public Square (pictured here) has long been the spiritual center of Luzerne County. The Square houses other prominent landmarks, including the Greater Wilkes-Barre Chamber of Business and Industry Center, the Kirby Center for the Performing Arts, and, within walking distance, the Greco-Roman style Luzerne County Courthouse. Nearby, numerous educational institutions and businesses help shape the surrounding culture of our new locations and accent the Public Square that symbolizes the aspirations of creating fine public spaces for all to enjoy.

LACKAWANNA COUNTY


LA Bank's presence in Lackawanna County has been recently marked by our Financial Center, located in the heart of downtown Scranton. Simultaneously, the greater Scranton area itself is becoming more identified with the concept of Steamtown. Steamtown National Historic Site, pictured here, is truly a landmark of national recognition. Drawing thousands of domestic and international rail fans and historians, Steamtown is a memorial to one of the most prosperous times in the history of the County. Today, one can enjoy the exhilaration of stepping back in time to enjoy an excursion spotlighting the beauty of the Valley. As it is true that life, times and means of transportation change, 1998 brought about the opening of our newest Lackawanna branch locations at Dickson City, located in the new Wal-Mart Supercenter; downtown Taylor; and, Meadow Avenue, located in the busy East Mountain area of Scranton.

WAYNE COUNTY


Despite LA Bank's multiple expansions throughout a five-county region of Northeastern Pennsylvania, Wayne County -- the site of the founding of our precursor, the First National Bank of Lake Ariel -- remains the spiritual home to many who know the history of our founding on November 10, 1910. Today, Wayne County houses three additional branches, including our newest office located inside the Honesdale Wal-Mart Supercenter. Our Hamlin and Newfoundland locations complete the list of our other Wayne County locations. This traditional rural character is immediately evident from a drive through the Wayne County countryside, where farming remains a way of life. The values of the farming lifestyles are the landmark so reflective of this county. This lifestyle is well represented by the Walter Krompasky Farm, principally a dairy operation, and one of the oldest working farms located in the region.

PIKE COUNTY


Pike County is home to three LA Bank branches, including one in downtown Milford. The Columns, home to the Museum of the Pike County Historical Society, a landmark of rich architectural distinction, can be seen when visiting our branch. This county shares the tremendous natural beauty of the Pocono Mountains bordering Monroe County, and together are noted as two of the fastest growing counties in Pennsylvania. The Columns, pictured here, is proof that, despite the Pocono's recreational opportunities and astounding natural aesthetics, it has man-made wonders of equal beauty. Built originally as a summer estate for a textile magnate before being deeded to the Historical Society in 1930, The Columns is best known as the home of the Lincoln Flag, historically authenticated as the flag which was placed under the head of the assassinated President as he lay dying.

MONROE COUNTY


A popular destination for tourists seeking to enjoy the fun the outdoors offers, Monroe County was carved out of the original Northampton County, itself one of the great land grants presented by the King of England to William Penn. The county features spectacular recreational terrain and immense natural beauty. The natural beauty of the Pocono Mountains in the county itself is a true landmark and this beauty is captured in the spectacular photo of the Delaware River at Shawnee. Home to one of LA Bank's newest branches, Tannersville is also home to the Crossings, a popular shopping epicenter located just across the border from New Jersey.

Responsibilities for Preparation of Financial Statements

         The management of Lake Ariel Bancorp, Inc. ("the Company") is responsible for the preparation, integrity and fair presentation of the financial statements, as well as other information contained in the annual report. Estimates are an integral part of preparing financial statements as management must make informed judgements about the expected effects of events and transactions prior to their definitive resolution.

         In meeting its responsibility for the reliability of the financial statements, the Company depends on its system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Although accounting control procedures are designed to achieve these objectives, it must be recognized that errors or irregularities may nevertheless occur. The effectiveness of the system of accounting controls is reviewed continually throughout the year by an established program of internal audit. These controls are constantly modified and improved in response to changes in business conditions and operations. The design, monitoring and revision of internal accounting controls involve, among other considerations, management's judgement with respect to the relative cost and expected benefits of specific control measures. The Company believes that its accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

         Management discharges its responsibility for the financial statements through the Audit Committee of the Board of Directors, comprised entirely of Directors who are not Company employees. This responsibility includes general oversight of the Company's accounting system, internal accounting controls, financial accounting and reporting matters and regulatory reports. The independent auditors and the Company's internal audit department have direct access to the Audit Committee, and meet with it, with and without management being present, to discuss auditing and financial reporting matters.

         The accompanying financial statements have been audited by Parente, Randolph, Orlando, Carey & Associates, Certified Public Accountants, for the purpose of rendering an independent professional opinion, and their report is included herein.



Joseph J. Earyes, CPA
Vice President and Treasurer

Management's Discussion and Analysis

     The consolidated financial review of Lake Ariel Bancorp, Inc. ("the Company") provides a comparison of the performance of the Company for the years ended December 31, 1998, 1997, and 1996. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this annual report.

Background

     The Company is a one bank holding company whose principal subsidiary is LA Bank, N.A. The Company operates 21 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Monroe, Pike and Wayne Counties. At December 31, 1998, the Company had 174 full-time equivalent employees. The increase, 41 additional over 1997, was due to the additional staffing needs in the new branches.

Analysis of Results of Operation

Overview
         Net income for 1998 increased to $3.8 million, an increase of $340,000 or 9.9% over 1997. Net income for 1997 was $3.4 million, an increase of $400,000 or 13.2% over 1996. On a per share basis, net income was $0.79 basic and $0.77 diluted in 1998, $0.88 basic and $0.84 diluted in 1997 and $0.78 basic and diluted in 1996. Weighted average diluted shares outstanding for 1998, 1997 and 1996 were 4,906,000, 3,886,000, and 3,686,000, respectively. Earnings per share and weighted average shares outstanding reflect adjustment for the 5% stock dividends paid on October 1, 1998, 1997 and 1996, and the two-for-one stock split effective November 10, 1997.

         The growth in net income during 1998 was attributable to the volume improvement in net interest income after provision for possible credit losses, which increased to $11.4 million, an increase of $1.0 million or 9.7% over 1997, and which was coupled with an increase in other operating income to $4.9 million, an increase of $1.5 million or 45.1% over 1997. This increase more than offset the increase in other operating expenses to $11.5 million, an increase of $2.2 million or 24.3% over 1997. The Company continued to focus its efforts toward retail banking services within its existing and new market areas with specific attention given to increasing overall market share.

         The growth in net income in 1997 was also attributable to the improvement in net interest income after provision for possible credit losses, which increased to $10.3 million, an increase of $903,000 or 9.6% over 1996 and which was also coupled with an increase in other operating income to $3.4 million, an increase of $695,000 or 25.7% over 1996. This increase more than offset the increase in other operating expenses to $9.2 million, an increase of $1.2 million or 15.2% over 1996.

Analysis of Net Interest Income
         In 1998, net interest income (tax-equivalent basis) increased to $13.4 million, an increase of $1.4 million or 11.9% over 1997 levels. Average loans and leases increased to $218.6 million, an increase of $24.6 million or 12.7% over 1997. Average commercial loans grew to $73.4 million, an increase of $12.2 million or 20.0% over 1997 levels. Interest income on commercial loans increased to $6.6 million, an increase of $665,000 or 11.1% over 1997. This was due to increased volumes through most of 1998. The national prime rate as reported in a national publication published daily, an index to which the majority of these loans were tied, was 7.75% and 8.50% at December 31, 1998 and 1997, respectively. Average real estate loans increased 14.5%, which contributed to a 12.0% increase in interest income on real estate loans. Average consumer loans, which included credit card receivables and leases, decreased $1.2 million or 2.9% over 1997, and resulted in no change in related interest income, due to the increased volume and rates from lease financing.

     Net interest income (tax-equivalent basis) for 1997 increased to $11.9 million, an increase of $1.3 million or 12.0% over 1996. This increase was due to the continued strong growth of earning assets, which grew 23.3% over 1996 levels.

         On average, investment securities in 1998 increased to $166.2 million, an increase of $52.0 million or 45.5% over 1997 levels. Investment securities in 1997 increased to $114.2 million, an increase of $28.9 million or 33.9% over 1996 levels. Income earned on investment securities increased to $11.4 million, an increase of $3.1 million or 37.8% over 1997. Income earned in 1997 increased to $8.3 million, an increase of $2.2 million or 36.2% over 1996. As is discussed under "Financial Condition", the asset/liability management and investment strategies that were employed during 1998 resulted in increased holdings of investment securities and created an increase in investment income. The mix of securities in the investment portfolio changed slightly during 1998. Taxable securities, which represented 73.9% of the investment portfolio in 1997, increased to 80.2% or $133.3 million in 1998. At December 31, 1998, tax-exempt securities represented 19.8% of the portfolio compared to 26.1% in 1997 and 23.9% in 1996. In 1998, tax-exempt securities provided similar after-tax investment returns as taxable issues in similar maturity and quality ranges. Accordingly, average balances on state and municipal securities at December 31, 1998 increased to $32.9 million, an increase of $3.1 million or 10.5% over 1997. Average balances on state and municipal securities at December 31, 1997 increased to $29.8 million, an increase of $9.4 million or 46.1% from $20.4 million at December 31, 1996.

         Average interest-bearing deposits at December 31, 1998 increased to $243.4 million, an increase of $10.8 million or 4.6% over 1997. Average interest-bearing deposits at December 31, 1997 increased to $232.6 million, an increase of $28.7 million or 14.1% from $203.9 million at December 31, 1996. Savings and interest-bearing demand deposits at December 31, 1998 increased to $77.8 million, an increase of $7.1 million or 10.1% over 1997. Savings and interest-bearing demand deposits at December 31, 1997 increased to $70.6 million, an increase of $6.4 million or 9.9% from $64.2 million at December 31, 1996. As a percentage of total average interest-bearing deposits, savings and interest-bearing demand deposits represented 32.0% in 1998, 30.4% in 1997 and 31.5% in 1996. Average time deposits (including deposits greater than $100,000) at December 31, 1998 increased to $165.6 million, an increase of $3.6 million or 2.2% over 1997. Average time deposits at December 31, 1997 increased to $162.0 million, an increase of $22.3 million or 15.9% over 1996. As a percentage of total average interest-bearing deposits, time deposits represented 68.0% in 1998, 69.6% in 1997, and 68.5% in 1996. Due to the shift in the mix of deposits, the rates at which they were repricing and the volume increase, interest expense on deposits at December 31, 1998 increased to $10.9 million, an increase of $462,000 or 4.4% over 1997. Interest expense on deposits at December 31, 1997 increased to $10.4 million, an increase of $1.4 million or 16.1% from $9.0 million at December 31, 1996. These results were reflected in the cost of funds which decreased 2.2% from 1997 through 1998, and increased 1.8% from 1996 to 1997, while volume increased 4.6% and 14.1%, respectively. Interest expense as a percent of earning assets decreased by 2 basis points from 4.32% in 1997 to 4.30% in 1998 due to the rate decrease paid on interest-bearing liabilities.

         Short-term borrowings, which included federal funds purchased and securities sold under agreements to repurchase, averaged $2.2 million in 1998, $2.1 million in 1997 and $3.7 million in 1996. These borrowings remained relatively constant through 1998.

         The overall effect of the modest decrease in interest rates paid, the shift in mix of and growth in deposit accounts and long-term debt and the decreasing yields earned on earning assets produced a negative impact on net interest margin. The net interest margin decreased by 38 basis points to 3.43% in 1998 from 3.81% in 1997. The net interest margin was 4.20% in 1996. This result is very indicative of a decreasing rate environment, which took place in 1998. Due to the large volume of variable rate securities and loans tied to the national prime rate, the yield on earning assets decreased to 7.74% from 8.13% in 1997, or a 39 basis point decrease. Similarly, the rate of interest expense as a percent of earning assets decreased from 4.32% to 4.30% or 2 basis points.

         The following tables provide an analysis of changes in net interest income with regard to volume, rate and yields of interest-bearing assets and liabilities based on average balances for each period. Components of interest income and expenses are presented on a tax-equivalent basis using the statutory federal income tax rate of 34.0% each year.

                                                                              For The Year Ended December 31,
                                                            1998                           1997                    1996
                                              Average     Interest              Average   Interest        Average  Interest
                                              Balance     Income/       Yield/  Balance   Income/  Yield/ Balance  Income/  Yield/
                                             (1)          Expense        Rate    (1)      Expense  Rate   (1)      Expense   Rate
                                                                                (Dollars in thousands)

Earning assets:
Federal funds sold .......................     $4,028        $217        5.39%  $4,640     $264   5.69%  $3,124       164     5.25%
Deposits in Federal Home Loan Bank .......         85           9        4.86      160        9   5.63      145         6     4.14
Investment securities:
   U.S. government agencies ..............    127,571       8,430        6.61   81,567    5,738   7.03   63,443     4,323     6.81
   State and municipal(2) ................     32,922       2,567        7.80   29,798    2,391   8.02   20,393     1,673     8.20
   Other securities ......................      5,708         419        7.34    2,850      154   5.40    1,460        86     5.89
     Total investment securities .........    166,201      11,416        6.87  114,215    8,283   7.25   85,296     6,082     7.13
Loans and leases:
   Commercial, financial and industrial(2)     73,393       6,617        9.02   61,163    5,952   9.73   48,626     4,585     9.43
   Real estate-construction and mortgage .    106,508       8,240        7.74   92,998    7,356   7.91   80,395     6,557     8.16
    Installment loans to individuals(3) ..     34,003       3,122        9.18   36,793    3,299   8.97   34,213     3,251     9.50
   Lease financing(3) ....................      4,725         480       10.16    3,110      302   9.71    2,114       199     9.41
     Total loans and leases ..............    218,629      18,459        8.44  194,064   16,909   8.71  165,348    14,592     8.83

Total earning assets .....................    389,043      30,101        7.74  313,079   25,465   8.13  253,913    20,844     8.21

Cash and due from banks ..................     11,038                           10,469                    9,834
Premises and equipment ...................     14,794                           10,901                    7,769
Other, less allowance for credit losses
   and loan fees .........................     14,334                            9,617                    5,438
Total assets .............................   $429,209                         $344,066                 $276,954

Liabilities and stockholders= equity:
Interest-bearing deposits:
   Demand ................................    $35,503        $806        2.27% $30,245     $627   2.07% $ 25,764    $537      2.08%
   Savings ...............................     42,257       1,697        4.02   40,377    1,611   3.99    38,472   1,549      4.03
   Time ..................................    126,525       6,288        4.97  123,054    6,157   5.00   105,883   5,350      5.05
   Time over $100,000 ....................     39,090       2,066        5.29   38,918    2,000   5.14    33,811   1,521      4.50
     Total interest-bearing deposits .....    243,375      10,857        4.46  232,594   10,395   4.47   203,930   8,957      4.39
Short-term borrowings ....................        652          38        5.83    1,843       99   5.37     3,312     174      5.25
Securities sold under agreements
   to repurchase .........................      1,526          70        4.59      259       13   5.02       338      17      5.03
Long-term debt ...........................     96,817       5,775        5.96   47,663    3,018   6.33    16,275   1,035      6.36
Total interest-bearing liabilities .......    342,370      16,740        4.89  282,359   13,525   4.79   223,855  10,183      4.55
Demand - noninterest - bearing ...........     45,289                           35,518                    29,545
Other liabilities ........................      4,826                            3,674                     3,312
Total liabilities ........................    392,485                          321,551                   256,712
Stockholders= equity .....................     36,724                           22,515                    20,242
Total liabilities and stockholders= equity   $429,209                         $344,066                  $276,954

Net interest income ......................                $13,361                       $11,940                  $10,661
Net interest spread ......................                               2.85%                    3.34%                       3.66%
Net interest margin(4) ...................                               3.43%                    3.81%                       4.20%

------------------------------
[FN]

(1) Average balances have been computed using daily balances. Nonaccrual loans are included in loan balances.
(2) Interest and yield are presented on a tax-equivalent basis using a 34.0% statutory tax rate for 1998, 1997 and 1996.
(3)  Installment loans and leases are presented net of unearned interest.
(4) Represents the difference between interest earned and interest paid, divided by average total earning assets.

[/TABLE]
                                       48



                                                   1998 Compared to 1997(1)          1997 Compared to 1996(1)
                                                     Caused by        Total               Caused by      Total
                                                  Volume     Rate     Variance       Volume     Rate     Variance
                                                                              (In thousands)
Interest income:
   Federal funds sold............................       $     (34         )$(13)    $(47)   $    85   $     15       $100
   Deposits in Federal Home Loan Bank .................         1            (1)        0         1          2          3
   Investment securities                                    3,501          (368)   3,133      2,101        100      2,201
   Loans and leases ...................................     1,160           390     1,550     2,553       (236)     2,317
Total interest income .................................     4,628             8     4,636     4,740       (119)     4,621

Interest expense:
   Demand and savings deposits ........................       190            75       265       169        (17)       152
   Time deposits ......................................       182            15       197     1,105        181      1,286
   Borrowed funds .....................................     2,932          (179)    2,753     1,904          -      1,904
Total interest expense ................................     3,304           (89)    3,215     3,178        164      3,342

Net interest income.............................           $1,324           $97    $1,421    $1,562      $(283)    $1,279


(1) The portion of the total change attributable to both volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.

Provision for Possible Credit Losses
         The provision for possible credit losses for the year ended December 31, 1998 increased to $1.1 million, an increase of $350,000 or 44.9% over 1997. The provision for possible credit losses for 1997 increased to $780,000, an increase of $130,000 or 20.0% from $650,000 for 1996. In 1998, the provision for possible credit losses was 128.4% of net charge-offs, compared to 155.7% in 1997 and 136.3% in 1996. The provision represented management's assessment of the risks inherent in the loan and lease portfolio while providing the amounts necessary to cover potential charge-offs.

         Net charge-offs in 1998 increased to $880,000, an increase of $379,000 or 75.6% over 1997. Net charge-offs in 1997 increased to $501,000, an increase of $24,000 or 5.0% from $477,000 in 1996. The net charge-offs in 1998 were primarily attributed to the commercial, consumer installment, and credit card portfolios. The net charge-offs in 1997 were primarily attributed to the consumer installment loans and credit card portfolio. The ratio of net charge-offs to average loans outstanding was at 0.40% for 1998, 0.26% for 1997 and 0.30% for 1996.

         Net charge-offs on commercial and industrial loans for 1998 were $506,000 or 57.5% of net charge-offs compared to $64,000 or 12.8% of net charge-offs for 1997 and $118,000 or 24.7% of net charge-offs for 1996. Consumer and credit card and real estate related debt accounted for 42.5% in 1998, 87.2% in 1997 and 75.3% in 1996, of net charge-offs, respectively.

Other Operating Income
         Other operating income in 1998 increased to $4.9 million, an increase of $1.5 million or 45.0% over 1997. Other operating income in 1997 increased to $3.4 million, an increase of $695,000 or 25.7% from $2.7 million in 1996. Fees generated from the origination and sale of residential mortgage loans provided $39,000 or 1.0% in 1998, $183,000 or 5.4% in 1997 and $266,000 or 9.8% in 1996,
of other operating income. Mortgage servicing fee income, net of amortization of mortgage servicing rights, decreased in 1998 to $294,000, a decrease of $16,000 or 5.1% over 1997. Such income in 1997 decreased to $310,000, a decrease of $17,000 or 5.2% from $327,000 in 1996. These fees were directly influenced by the volume of loans that were sold in the secondary market and the value of the retained servicing rights. Gains or losses on sales of mortgage loans occurred when the coupon rates on mortgage loans exceeded or fell short of the yields required by the purchasers. The net gain of $951,000 recorded in 1998, compared with the net gain of $404,000 in 1997 and net gain of $114,000 in 1996, was indicative of the changes in interest rates during the periods in which the sales occurred.

         Fee income from service charges on demand deposits, item processing, return items and other service fees increased to $1.6 million in 1998, an increase of $329,000 or 26.4% over 1997. Such income in 1997 remained constant with 1996 at $1.2 million. These fees, which represented 31.9% of other operating income, were influenced by both pricing changes and increases in the number of consumer and business demand deposit accounts which increased $22.8 million or 31.9% in 1998 over 1997.

         Net gains on available-for-sale securities represented approximately 8.8% in 1998, 6.3% in 1997 and 1.6% in 1996 of other operating income, respectively. The sales of these securities resulted from the Company's decision to liquidate certain securities to capture market gains with the ability to reinvest in bonds with similar risk and yield.

         Included in other income are earnings on directors' and officers' life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in four of the Company's branch offices, automated teller machine surcharge income, commissions on check orders and other general service fees. These fees in 1998 increased to $1.7 million, an increase of $673,000 or 67.0% over 1997. These fees in 1997 increased to $1.0 million, an increase of $265,000 or 35.9% from $739,000 in 1996. Automated teller machine surcharge income represented $46,000 of the increase. Earnings on directors' and officers' life insurance policies represented $121,000 of the increase. Rental income represented $55,000 of the increase. A gain of $240,000 on the sale of deposits and fixed assets of two branch offices during the year represents the majority of the remaining increase.

Other Operating Expenses
         Other operating expenses in 1998 increased to $11.5 million, an increase of $2.2 million or 24.3% over 1997. Other operating expenses in 1997 increased to $9.2 million, an increase of $1.2 million or 15.0% from $8.0 million in 1996. Salaries and benefits, which were the most significant of the noninterest expenses, increased in each of the years reported. Salaries and benefits for 1998 increased to $5.0 million, an increase of $807,000 or 19.2% over 1997. Salaries and benefits in 1997 increased to $4.2 million, an increase of $522,000 or 14.2% from $3.7 million in 1996. These increases were due to the additional staffing needs in both new and existing branch and administrative offices, merit increases and the added costs associated with health care insurance and other benefits which were provided by the Company.

         Equipment and occupancy expenses in 1998 increased to $2.7 million, an increase of $462,000 or 20.4% over 1997. Such expenses in 1997 increased to $2.3 million, an increase of $389,000 or 20.7% over 1996. Again, these increases were primarily attributable to the growth in the number of branch offices, in addition to overall increases in overhead expenses, maintenance costs, equipment upgrades (including computer hardware and software), and the Year 2000 testing and related equipment costs throughout the branch network.

         FDIC insurance assessments decreased from $222,000 in 1995 to $0 in 1998. The decrease in the FDIC insurance assessment reflected the decision by the FDIC in late 1995 to charge well-capitalized banks a $1,000 semi-annual membership fee without any deposit-based insurance premium. In 1998 and 1997, the FDIC charged no membership fee. Foreclosed asset expenses in 1998 were $27,000, a decrease of $12,000 or 30.8% over 1997. The decrease was a result of the sales of properties in 1998 without any material additions. Foreclosed asset expenses in 1997 were $39,000, a decrease of $12,000 or 23.5% over 1996.

         Amortization of intangible assets increased to $205,000 in 1998, an increase of $51,000 or 33.1% over 1997, and was related to the premium the Company paid for the core deposits and the deposit customer lists from acquired branch offices. Amortization of intangible assets increased to $154,000 in 1997, an increase of $46,000 or 42.6% over 1996, also related to the acquisition premium paid for core deposits and customer lists. Advertising expenses increased to $430,000 in 1998, an increase of $138,000 or 47.3% over 1997. The increase is the result of expenses associated with a new advertising and promotion campaign developed for 1998 as well as increased marketing costs in our new market segments. Advertising expenses increased to $292,000 in 1997, an increase of $43,000 or 17.3% over 1996.

         Other expenses in 1998 increased to $3.3 million, an increase of $847,000 or 35.2% over 1997. Other expenses in 1997 increased to $2.4 million, an increase of $273,000 or 12.8% over 1996. Included in these expenses were such costs as legal fees, professional and audit, state shares' tax, directors' fees and other general branch and administrative operating expenses.

Provision For Income Taxes
     The provision for income taxes for the years ended December 31, 1998, 1997, and 1996 was $1.1 million. The effective tax rate for 1998, 1997, and 1996 was 22.0%, 24.4% and 27.0%, respectively.

Financial Condition

December 31, 1998 Compared to December 31, 1997

         The Company's total assets increased to $474.7 million at December 31, 1998, an increase of $106.6 million or 29.0% from $368.1 million at December 31, 1997. The increase in assets was primarily attributable to a $16.5 million growth in net loans and a $77.6 million increase in investment securities.

         The amortized cost of investment securities, including held-to-maturity
(HTM) and available-for-sale (AFS), increased to $192.8 million at December 31, 1998, an increase of $78.0 million or 67.9% from $114.8 million at December 31, 1997. The continued attention given to management's asset/liability and investment strategies resulted in an increase in net interest income while controlling interest rate risk. Due to the significant increase in deposits and by again utilizing structured borrowings with the FHLB, the Company was able to purchase both taxable and tax-exempt investments that provided a favorable spread between the interest rate on deposits and borrowings versus the yield on invested funds. During 1998, the Company purchased $75 million of securities with funds borrowed from the FHLB. The strategy that was employed provided a favorable spread between the rates on invested and borrowed funds. At December 31, 1998, gross unrealized gains in the HTM investments were $858,000 while gross unrealized losses amounted to $331,000.

         The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 1998. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.

                                                                            Available-for-Sale December 31, 1998
                                                        After 1 Year But After 5 Years But    After 10 Years
                                      Within 1 Year     Within 5 Years   Within 10 Years     or no maturity        Total
                                      Amount   Yield    Amount      Yield   Amount    Yield   Amount   Yield  Amount   Yield

Amortized cost:                                                         (Dollars in thousands)
U.S. government agencies and
   corporations ...................   $21,613      5.59%$11,161      6.70%$5,336      6.38%$26,222      6.88%$64,332      6.37%
Obligations of state and
   political subdivisions .........       100      7.80     755      6.97    494      6.50   8,171      6.78   9,520      6.79
Equity securities .................        --                 -      -         -      -          -      5.88   7,125      5.88
Total securities available-for-sale   $21,713      5.60%$11,916      6.72%$5,830      6.39%$41,518      6.69%$80,977      6.38%




                                                                 Held-to-Maturity December 31, 1998
                                                         After 1 Year But After 5 Years But After 10 Years
                                       Within 1 Year     Within 5 Years   Within 10 Years   or no maturity      Total
                                     Amount      Yield Amount     Yield   Amount    Yield   Amount   Yield  Amount   Yield

Amortized cost:                                                         (Dollars in thousands)
U.S. government agencies and
   corporations .................   $24,592      6.62%$33,739      6.48%  $6,161      6.30% $24,524     6.34%    $89,016       6.47%
Obligations of state and
   political subdivisions .......         -      -      1,424      6.55   11,692      6.97    9,694     7.67      22,810       7.24
Total securities held-to-maturity   $24,592      6.62%$35,163      6.48%$ 17,853      6.74%$ 34,218     6.72%   $111,826       6.63%


         A   summary   of   securities    available-for-sale    and   securities
held-to-maturity at December 31, 1998, 1997, 1996, 1995 and 1994 follows (in thousands):

                                                              Securities Available-for-Sale at December 31,
                                                      1998         1997          1996         1995         1994

U.S. government agencies and corporations.........   $64,332      $46,334      $50,253      $43,041      $27,348
Obligations of states and political subdivisions..     9,520        7,287        9,066        5,810        6,919
Equity securities(1)..............................     7,125        2,913        1,443        1,304        2,619

Total amortized cost of securities................   $80,977      $56,534      $60,762      $50,155      $36,886

Total fair value of securities....................   $80,591      $56,545      $60,399      $50,580      $34,142

(1)  Comprised  mostly  of  FHLB  stock,   Federal  Reserve  Bank  stock  and  a
    Pennsylvania community bank stock.


                                                               Securities Held-to-Maturity at December 31,
                                                      1998         1997          1996         1995         1994

U.S. government agencies and corporations.........  $ 89,016      $33,892      $10,841      $11,065      $31,611
Obligations of states and political subdivisions..    22,810       24,353       15,760       11,524      10,924

Total amortized cost of securities................  $111,826      $58,245      $26,601      $22,589      $42,535

Total fair value of securities....................  $112,353      $59,008      $26,564      $22,866      $40,674


         A summary of the outstanding loans and leases by major categories at December 31 is as follows:

                                                      1998         1997          1996         1995         1994
                                                                              (in thousands)

Real estate-construction.......................... $   3,522     $  3,338     $  3,214     $  4,726      $  2,406
Real estate-mortgage..............................   103,151       99,637       84,352       68,006        56,858
Commercial and industrial.........................    79,293       69,479       51,485       45,210        43,269
Consumer installment..............................    40,907       40,912       45,170       42,891        40,839
Lease financing...................................     5,392        3,711        2,588        1,742         1,119
Unearned income...................................    (4,606)      (6,067)      (8,091)      (7,641)       (6,947)
Unearned loan fees, net...........................      (545)        (665)        (898)        (971)       (1,030)

     Total loans and leases.......................   227,114      210,345      177,820      153,963       136,514

Allowance for possible credit losses..............    (2,360)      (2,109)      (1,830)      (1,657)       (1,496)

     Net loans and leases.........................  $224,754     $208,236     $175,990     $152,306      $135,018


         Total net loans increased to $224.7 million at December 31, 1998, an increase of $16.5 million or 7.9% from $208.2 million at December 31, 1997. The increase in net loans was directly related to the significant growth in commercial loans and residential mortgages. Residential mortgage loans (net of mortgage loans sold during 1998 of $34.9 million), which included real estate construction loans, increased to $106.7 million at December 31, 1998, an increase of $3.7 million or 3.5% from $103.0 million at December 31, 1997.

         Consumer loans, net of unearned discounts, increased to $41.0 million at December 31, 1998, an increase of $2.4 million or 6.2% from $38.6 million at December 31, 1997. Commercial loans increased to $79.3 million at December 31, 1998, an increase of $9.8 million or 14.1% from $69.5 million at December 31, 1997. Commercial loans consisted of loans made to small businesses within the Company's market area and were generally secured by real estate and other assets of the borrowers.

         Life insurance cash surrender value increased to $8.8 million at December 31, 1998, an increase of $900,000 or 11.4% from $7.9 million at December 31, 1997. The policies represent investments in various life insurance contracts to fund directors' deferred compensation plans, a non-qualified supplemental retirement plan (SERP) and an officer group term life insurance replacement plan on the executive officers and certain other officers of the Company.

         Total deposits increased to $312.7 million at December 31, 1998, an increase of $32.3 million or 11.5% from $280.5 million at December 31, 1997. Noninterest-bearing demand deposits increased to $52.4 million at December 31, 1998, an increase of $12.7 million or 32.1% from $39.7 million at December 31, 1997. In the aggregate, savings and interest-bearing demand deposits increased to $80.3 million at December 31, 1998, an increase of $12.1 million or 17.8% from $68.2 million at December 31, 1997. As a percentage of total deposits, savings and interest-bearing demand deposits represented 25.7% in 1998, compared to 24.3% in 1997. Savings deposits increased to $38.5 million at December 31, 1998, an increase of $2.1 million or 5.7% from $36.4 million at December 31, 1997. Time deposits, which include certificates of deposit in denominations of $100,000 or more, increased to $180.0 million at December 31, 1998, an increase of $7.4 million or 4.3% from $172.6 million at December 31, 1997. As a percentage of total deposits, these deposits decreased to 57.6% in 1998 from 61.5% in 1997. Approximately $20.7 million or 6.6% of total deposits are from public funds of school districts and local governments located within the Company's market area.

         Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates of deposit and their remaining maturities at December 31 are as follows:

                                             1998            1997           1996            1995           1994
                                                                      (in thousands)

Three months or less.....................   $14,039        $15,217         $11,375        $11,708         $9,664
Over three through six months............    11,217         12,956          17,847          5,701          6,503
Over six through twelve months...........    11,084          6,814           6,376          8,213          6,424
Over twelve months.......................     6,603          9,032           4,642          1,321          2,072
         Total...........................   $42,943        $44,019         $40,240        $26,943        $24,663


Nonperforming Assets
         Nonperforming assets included nonperforming loans and foreclosed assets held for sale. Nonperforming loans consisted of loans where the principal and/or interest was 90 days or more past due and loans that had been placed on nonaccrual status. When loans were placed on nonaccrual status, income from the current period was reversed from current earnings and interest from prior periods was charged to the allowance for possible credit losses. Consumer loans were charged-off when principal or interest was 120 days or more delinquent, or were placed on nonaccrual status if a sufficient amount of collateral existed. The following table shows information concerning loan delinquency and other nonperforming assets of the Company for 1998, 1997, 1996, 1995, and 1994:

                                             1998            1997           1996            1995           1994
                                                                      (in thousands)

Loans past due 90 days or more...........   $   759         $1,453          $1,593         $1,716         $1,125
Impaired loans in nonaccrual status......     2,088            411             542          1,216              -
Other nonaccrual loans...................       308            123              73            487         1,786
         Total nonperforming loans.......     3,155          1,987           2,208          3,419          2,911
Foreclosed assets held for sale..........       357            523             841             52            191
         Total nonperforming assets......    $3,512         $2,510          $3,049         $3,471         $3,102

Nonperforming loans as a
     percentage of loans.................     1.39%           .94%          1.24%           2.19%          2.13%
Nonperforming assets as a
     percentage of assets................      .74%           .68%          1.02%           1.36%          1.31%


         The following summary shows the impact on interest income on nonaccrual and restructured loans for the periods indicated:

                         For the Year Ended December 31,
                                             1998            1997           1996            1995           1994
                                                                     (in thousands)

Interest income that would
   have been recorded had
   the loan been in accordance
   with their original terms.............     $167            $51             $92           $187           $171
Interest income included in
   net income............................       10             21               7             12              -

         Nonperforming loans increased 58.8% from year-end 1997. Nonaccrual loans increased $1.9 million or in excess of three times from year-end 1997. Commercial loans accounted for 87.2% of all nonaccruals, followed by real estate loans at 12.8%. Within the $2.4 million of total nonaccrual loans, 100.0% were secured by mortgages, primarily first liens, against residential or commercial properties. Loans past due 90 days or more decreased $694,000 from 1997 year-end levels. These loans included $420,000 in real estate mortgages, $68,000 in consumer credit, $236,000 in commercial loans and $35,000 in leasing.
These loans were reviewed by management at its quarterly loan review meetings regarding collection efforts.

         Legal proceedings on the nonaccrual loans are ongoing, routine, and reviewed by management on a continuing basis. No material losses are expected as a result of these proceedings.

         Foreclosed assets held for sale were $357,000 at year-end 1998 compared to $523,000 at year-end 1997. The decrease was a result of sales during the year without any substantial additions. The Company does not expect any material losses on the sales of these properties based on current appraised values exceeding book values. See "Factors That May Affect Future Results" for factors that could affect sales prices of foreclosed assets.

Potential Problem Loans
         At December 31, 1998, the Company had approximately $1.3 million of potential problem loans not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at December 31, 1998. See "Factors That May Affect Future Results" for further discussion.

Allowance for Possible Credit Losses
         The Company determined the provision for possible credit losses through a quarterly review of the loan portfolio. Factors such as changing economic trends; the volume of nonperforming loans; concentrations of credit risk; adverse situations that may affect the borrower's ability to repay; prior loss experience within the various categories of the portfolio; and current economic conditions were considered when reviewing the risks in the portfolio. Larger exposures were analyzed individually. Over the past several years, the Company implemented more stringent underwriting standards in commercial lending as this category of loans continues to grow. While management believed the allowance for possible credit losses was adequate, future additions to the allowance may be necessary based on changes in economic conditions. The adequacy of the allowance for possible credit losses was reviewed quarterly by a loan review committee comprised of members of the Board of Directors and senior management of the Company. The full Board of Directors reviewed the relevant ratios with respect to the allowance after the loan review committee made its recommendations. At December 31, 1998, the allowance for possible credit losses was 1.05% of loans compared to 1.00% at December 31, 1997 and 1.03% at December 31, 1996. For further discussion on factors that could influence the allowance for possible credit losses, see "Factors That May Affect Future Results."

Changes in the allowance for possible credit losses for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 were as follows:

                                                      1998         1997          1996         1995         1994
                                                                      (dollars in thousands)


Loans past due 90 days or more....................   $   759       $1,453       $1,593       $1,716       $1,125
Balance at beginning of period....................    $2,109       $1,830       $1,657       $1,496       $1,544
Charge-offs:
         Real estate-construction.................         -            -            -            -            -
         Real estate-mortgage.....................       122          103          143          200           14
         Commercial and industrial................       512          106          158          294          321
         Consumer installment.....................       282          363          274          206          157
         Lease financing..........................        29           11            -            -            7

                  Total...........................       945          583          575          700          499

Recoveries:
         Real estate-construction.................         -            -            -            -            -
         Real estate-mortgage.....................         -            -            -            -            2
         Commercial and industrial................         6           42           40            8           12
         Consumer installment.....................        59           40           58           43           58
         Lease financing..........................         -            -            -            -            4

                  Total...........................        65           82           98           51           76

Net charge-offs...................................       880          501          477          649          423
Provision for possible credit losses..............     1,130          780          650          810          375

Balance at end of period..........................    $2,360       $2,109       $1,830       $1,657       $1,496
Ratio of net charge-offs during period to
  average loans outstanding during period.........     0.40%        0.26%        0.30%        0.44%        0.35%


         The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for possible credit losses among various categories. At December 31, 1998, approximately 74.1% of the allowance for possible credit losses is allocated to general risk to protect the Company against probable yet undetermined losses. The allocation is based upon historical experience. The entire allowance for possible credit losses is available to absorb future loan losses in any loan category.

                                                                 At December 31,
                              1998               1997              1996               1995               1994
                                  Percent            Percent             Percent           Percent            Percent
                                 of Loans            of Loans            of Loans           of Loans          of Loans
                                  in Each            in Each             in Each            in Each           in Each
                                 Category            Category            Category           Category          Category
                         Amount to Loans(1)  Amount  to Loans(1)  Amount to Loans(1)Amount  to Loans(1)Amount to Loans(1)
                                                                 (Dollars in thousands)

Allocation of allowance for possible credit losses:
Real estate............. $  281     46%    $  278      48%   $  248      49%    $  279      47%    $  370      43%
Commercial and industrial   780     36        868      32       574      29        700      29        631      32
Consumer installment....    361     16        465      19       428      21        437      23        386      24
Lease financing.........     92      2         68       1        62       1         52       1         52       1
Unallocated.............    846      -        430       -       518       -        189       -         57       -
      Total............. $2,360    100%    $2,109     100%   $1,830     100%    $1,657     100%    $1,496     100%

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

         At December 31, 1998, LA Bank maintained a one year cumulative gap of positive $11.6 million or 2.45% of total assets. The effect of this gap position provided a positive mismatch of assets and liabilities which can expose LA Bank to interest rate risk during a period of decreasing interest rates. Conversely, in a rising interest rate environment, net income could be positively affected because more assets than liabilities will reprice during a given period.


                                                             Interest Sensitivity Gap at December 31, 1998
                                               3 months       3 through      1 through        Over
                                                or less     12 months        3 years       3 years        Total
                                                                               (Dollars in thousands)

Cash and cash equivalents................... $   6,620      $     241      $        -     $  12,143      $  19,004
Investment securities(1)(2).................    32,226         21,598          39,051        99,641        192,516
Loans(2)....................................    61,265         60,968          57,959        46,394        226,586
Fixed and other assets......................         -            -              -           36,204         36,204
Total assets................................  $100,111       $ 82,807         $97,010      $194,382       $474,310

Non interest-bearing transaction deposits(3) $       -       $      -         $26,225     $  26,225      $  52,450
Interest-bearing transaction deposits(3)....     1,263          13,671         17,325        49,263         81,522
Time .......................................    45,808          62,641         15,041        12,369        135,859
Time over $100,000..........................    14,041          22,401            634         5,867         42,943
Short-term borrowings.......................     3,496             641          1,529           647          6,313
Long-term debt..............................     5,585           1,753          9,552        95,540        112,430
Other liabilities...........................         -             -               -          4,986          4,986
     Total Liabilities......................  $ 70,193        $101,107        $70,306      $194,897       $436,503

Interest sensitivity gap....................  $ 29,918        $(18,300)       $26,704     $    (516)
Cumulative gap..............................  $ 29,918        $ 11,618        $38,322      $ 37,806
Cumulative gap to total assets..............     6.31%           2.45%          8.08%         7.97%

------------------------------
(1)      Gross of unrealized gains/losses on available-for-sale securities.
(2) Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflecting historical experience as well as management's knowledge and experience of its loan products.
(3) LA Bank's demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the recommended maturity distribution limits for nonmaturing deposits based on historical deposit studies.


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

         The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at December 31, 1998 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the December 31, 1998 levels.

                                                     Rates +200       Rates -200
Earnings at risk:
   Percent change in:
      Net Interest Income..........................       8.42%         (11.65)%
      Net Income...................................      22.28          (29.48)

Economic value at risk:
   Percent change in:
      Economic value of equity.....................      (2.48)         (20.40)
      Economic value of equity
        as a percent of book assets................      (0.29)          (2.39)


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

         An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 1998 was 7.72% compared to 10.26% at December 31, 1997. This decrease in the leverage ratio in 1998 was caused by the increase in average assets in 1998 due to the borrowings from the FHLB which were invested in investment grade securities. The higher leverage ratio in 1997 was the result of the public stock offering in December, 1997. For 1998 and 1997, the ratios were well above minimum regulatory guidelines.

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

                              At December 31, 1998
                             (Dollars in thousands)

            Primary capital......................................       $ 37,880
            Intangible assets....................................          2,293
            Tier I capital.......................................         35,587
             Tier II capital......................................         2,268
            Total risk-based capital.............................       $ 37,855

            Total risk-weighted assets...........................       $252,967
            Tier I ratio.........................................         14.07%
            Risk-based capital ratio.............................         14.96%
            Tier I leverage ratio................................          7.72%

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

         At December 31, 1998, the Company maintained $19.0 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $2.7 million of mortgage loans held for resale and $80.6 million in AFS securities. This combined total of $102.3 million represented 21.6% of total assets at December 31, 1998. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At December 31, 1998, approximately 65.9% of the Company's assets were funded by core deposits acquired within its market area. An additional 8.0% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash used in operating activities was $422,000 for the year ended December 31, 1998, as compared to net cash provided by operating activities of $4.9 million for the comparable period in 1997. This $5.3 million decrease is primarily related to a net $6.7 million increase in the change in mortgage loans held for resale and other assets. Net cash used in investing activities increased $30.0 million for the year ended December 31, 1998, from $69.5 million to $99.5 million, which was primarily attributable to purchases of investment securities. Net cash provided by financing activities increased $36.0 million from 1997. A net increase in FHLB borrowings of $40.2 million were used to fund investment purchases. A net increase in the annual growth of deposits from 1997 to 1998 of $5.0 million was the other major component impacting funds provided by financing activities. Cash provided by financing activities for 1998 was impacted by a net decrease of $11.8 million from net proceeds from issuance of common stock.

Future Outlook
         In 1995, interest rates began moving steadily upward as the Federal Reserve Board tightened its monetary policy. In early 1995, interest rates rose and continued rising through the middle of the year, with the national prime lending rate peaking at 9.0%. The national prime lending rate fell to 8.5% at December 31, 1995, falling again to 8.25% in February 1996, where it remained at December 31, 1996. In March 1997, the national prime lending rate increased to 8.5%. Beginning with September 1998 through November 1998, the national prime lending rate fell in three separate adjustments to its current level of 7.75%. Management and the Board of Directors do not have the ability to determine if another rate adjustment will occur; however, the Company believes it is very well prepared to meet the challenges and effects of a changing interest rate environment. Management's belief is that a significant impact on earnings depends on its ability to react to changes in interest rates. Through its ALCO, the Company continually monitors interest rate sensitivity of its earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings. The Company's commitment to remaining a community-based organization is strong and the intention is to recognize steady growth in its consumer, mortgage and commercial loan portfolios while obtaining and maintaining a strong core deposit base.

         The banking and financial services industries are constantly changing. The Company is not aware of any pending pronouncements that would have a material impact on the results of operations.

         A normal examination of LA Bank by the Office of the Comptroller of the Currency ("OCC") in 1998 resulted in no significant findings and no impact is anticipated on current or future operations.

         LA Bank's current and future FDIC BIF assessment is expected to be $0; however, the FICO assessment for 1999 is expected to be approximately $45,000.

         In 1996, LA Bank acquired the real estate and deposit customer lists of the Milford (Pike County) and Mountainhome (Monroe County) branches of PNC Bank. These branches opened in December 1996. In September 1998, LA Bank acquired the fixed assets and deposits of the Mountainhome (Monroe County) branch of Mellon Bank. The acquired office was consolidated into LA Bank's existing Mountainhome branch. The amortization of the customer lists and deposit premium was $205,000 for 1998 and is expected to be $300,000 for 1999.

         Management is hopeful that the newest additional banking offices will continue to expand the Company's deposit base by attracting new depositors, while providing quality service to both new and existing customers. The initial costs associated with the branch openings, such as salaries and benefits, advertising, overhead expenses and marketing, will have a short-term negative impact on the Company's earnings until the growth in deposits reaches a level to offset these expenses. The potential for future earnings growth is positive and should provide a favorable return for our stockholders.

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

         The Year 2000 (Y2K) Committee was formed in May 1997. The Executive Vice President and Chief Operating Officer was named liaison to executive management. Co-chairpersons of the committee are Senior Operations Manager and Deposit Operations Manager. Other committee members include MIS Supervisor, Controller, Senior Lending Officer, Loan Review Officer, Loan Operations Officer, and Branch Administration Officers. The committee currently meets weekly to discuss the progress of the project.

         An outline was developed by the Y2K Committee to manage the phases of our year 2000 readiness program. The outline addresses the necessary phases (identification, renovation, testing, and implementation) necessary to conduct a detailed review of the Company's readiness.

         A list was compiled of all vendors. The list included information technology vendors and non-information technology vendors. The Company does not utilize any in-house developed programs. A letter was sent to vendors early in the third quarter of 1997 seeking assurance and testing scripts to ensure their products are Year 2000 ready. Each vendor was evaluated and prioritized as to the Company's reliance on the application. The Company's MIS Department has conducted testing on all personal computers and file servers. Those that did not successfully roll into the Year 2000 were replaced. Unisys Corporation was contracted to assist and act as a consultant to the Company with the Year 2000 testing. The Company simulated its entire technology platform into the Year 2000 to conduct transactional testing.

         Lending officers have compiled a Year 2000 questionnaire for each client with a total lending relationship of $250,000 or more. Loan review has incorporated into their evaluations of the borrower's credit worthiness the question of the impact that the Year 2000 will have on an individual business and the risk associated with non-compliance resulting in business disruption. A Year 2000 legal addendum has been added to the loan documentation for all new and renewed commercial loans.
         Large depositors have also been personally contacted and made aware of the Year 2000 issue and how it may effect them. The Company has also developed a Year 2000 awareness brochure that was inserted with the customers' Company statements.

         The Year 2000 Committee has established a timeline for Year 2000 Readiness. This timeline is updated as actions are completed.

                                    TIME LINE
       AWARENESS AND ASSESSMENT RENOVATION, TESTING, IMPLEMENTATION PHASES



 *2nd Quarter 1997               *3rd Quarter 1997              *4th Quarter 1997        *1st Quarter 1998

-Y2K Committee was formed.    -Complaint letters were        -Vendors were ranked     -Commercial customers with a borrowing
-Vendor list was compiled.     sent to all vendors.           according to mission       relationship of $250,000 or greater were
-Terminals were tested.       -Y2K Outline was developed.     critical application.      contacted as to their Y2K status.
                                                                                      -Committee Chairpersons attended Y2K training.
                                                                                      -PC's and proof machines were tested for Y2K
                                                                                           compliance.
                                                                                      -Assessment of all vendors & hardware was
                                                                                            completed.




 *2nd Quarter 1998                *3rd Quarter 1998             *4th Quarter 1998                     1st/2nd Quarter 1999

-Tested core applications.     -All depositors were sent a    -Sought alternate hardware and software  -Implement any new hardware
-Began renovation of PC's       letter stating the bank's      vendors for those applications that        and/orsoftware vendors.
  and routers.                  Y2K status.                    were not Y2K compliant.                -Continue testing core applic-
-Prepared contingency plan.    -Continued testing core        -Continued testing core applications        ations for critical dates.
                                applications for critical dates. for critical dates.                  -Complete renovations.
                               -Commercial customers with a     -Partnered with Unisys Corp. to       -Test non mission critical
with                            borrowing relationship between    conduct Y2K testing. The Bank's       equipment date sensitive
                                $150,000 to $250,000, and         technology platform was aged into  operating controls or calendar
                                any others heavily reliant on     the Year 2000 and transactional     functions.
                                technology were assessed          testing was conducted.
                                for Y2K status.


*Denotes completion

                                YEAR 2000 BUDGET

         In accordance with the Office of the Comptroller of the Currency Year 2000 advisory letters, the Y2K Committee has prepared a budget of current and anticipated expenditures. The following is a breakdown as of January 1, 1999:

         Vendor                                    Description                                   Amount

Unisys Corporation                         Y2K analysis, ITI, Wide Area Network,
                                           and Clear Path testing                                $ 69,959

Retec Corporation                          ATM memory, processor and software upgrade              23,350

Barefoot Technology                        Y2K test server setup and server                         2,130

Compliance Technology Systems              Wire Transfer Control System                             1,500

Information Technology, Inc.               Year 2000 ITI Training Seminar                           1,473

Sheshunoff Information Services            Year 2000 Planning & Consulting Manual                     392

MK Business Machines, Inc.                 ATM NCR 7760 year wheel upgrade                            265

Amerigo Inc.                               Purchase new PC's to replace non Y2K
                                           compliant PC's                                          12,250

Infinity Technology Group                  Assist with upgrading PC's                               3,840

Mortgage Banker Assoc.                    Freddie Mac Delinquency and Investor Reporting            1,750

**Unisys Corporation/                      Change non Y2K check processing software
    Information Technology Inc.            and check sorter equipment                             246,163

                                                            TOTAL                                $363,072



**The purchase of the check sorter equipment was a Y2K issue as well as improving the efficiency of the Bank's overall operations. The existing check processing software and equipment could have been upgraded to be Y2K compliant for approximately $80,000.

         The core business processes that the Year 2000 Committee has identified are Information Technology Incorporated, Bankers Systems Incorporated, Attachmate Incorporated, Unisys Corporation, NCR, Novell Incorporated, and Leasetek Incorporated. The Company is very optimistic that by conducting the necessary tests there will not be any interruption of services.

         The process that is most heavily relied upon in the Company's daily operations is Information Technology Incorporated. Without this process, the Company would not function adequately. The Year 2000 Committee has identified this as a high-risk process and has developed a very intensive testing schedule. The Company has already conducted detailed testing of this process and currently has generated a schedule that will continue into the Year 1999.

         The Company has developed a written contingency plan to handle the most reasonably likely worst case scenarios. The plan addresses alternate vendors for these mission critical applications, a timeline for implementation and action, circumstances and trigger dates, and core business processes that pose the greatest amount of risk to the Company. The Y2K Committee will be responsible for updating the contingency plan, reporting progress and implementating changes. The contingency plan will be modified to reflect any changes at that time. However, no assurance can be made that the systems of others that the Company relies upon will be converted on a timely basis, or that their failure to be compliant would not have an adverse effect on the Company. Therefore, the Company cannot currently quantify the potential financial impact of a worst case scenario created by Y2K failures.

         In October 1997, the Company purchased and installed an upgrade to its current bank operating systems to improve efficiencies of operations and position itself for future growth. The cost of the new system was approximately $775,000. Preconversion testing demonstrated that the new hardware and software are Year 2000 compliant.

Factors That May Affect Future Results

General

         Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the control of the Company may adversely affect the future results of operations of the Company. Management does not expect any one particular factor to affect results of operations. A downward trend in several areas, however, including real estate, construction and consumer spending, could have an adverse impact on the Company's ability to maintain or increase profitability. Therefore, there is no assurance that the Company will be able to continue its current rate of profitability and growth. See "Business - Allowance For Possible Credit Losses."

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

         As of December 31, 1998, total interest-earning assets maturing or repricing within one year were more than total interest-bearing liabilities maturing or repricing in the same period by $11.6 million, representing a cumulative one-year interest rate sensitivity gap as a percentage of total assets of positive 2.45%. This condition suggests that the yield on the Company's interest-earning assets should adjust to changes in market interest rates at a faster rate than the cost of the Company's interest-bearing liabilities. Consequently, the Company's net interest income could increase during periods of rising interest rates. See "Interest Rate Risk Management."

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

New Financial Accounting Standards

Reporting Comprehensive Income

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The impact of this Statement on the Company was to require additional disclosures in the Company's financial statements.

Operating Segment Disclosure

         In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The impact, if any, of this Statement on the Company will be to require additional disclosures in the Company's financial statements. There was no impact on the Company's financial statements in 1998.

Accounting for Derivative Instruments and Hedging Activities

         FASB No. 133, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In connection with the implementation of FASB No. 133, the Company may transfer debt securities classified as held-to-maturities to the available-for-sale category. Such a transfer will not call into question the Company's intention to hold other debt to maturity in the future. The impact on the Company's financial position and results of operations will be dependent upon the future volume (if any) of acquisitions of derivative instruments and hedging activities. The Company plans to adopt FASB No. 133 in 1999. Management has not determined the impact, if any, of this statement on the Company.

Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

     Statement of Financial Accounting Standards No. 134 amends FASB No. 65, Accounting for Certain Mortgage Banking Activities. The amendment provides that after the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of FASB No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. The adoption of Statement No. 134 had no impact on the Company.

Consolidated Balance Sheet
                                                                                    December 31,
                                                                                1998             1997

                                                                                   (in thousands)
ASSETS
Cash and cash equivalents                                                    $ 19,004          $ 17,109
Available-for-sale securities                                                  80,591            56,545
Held-to-maturity securities (fair value of $112,353
  and $59,008 in 1998 and 1997, respectively)                                 111,826            58,245

Loans and leases                                                              229,555           216,465
Mortgage loans held for resale                                                  2,710               621
     Less unearned income and loan fees                                        (5,151)           (6,741)
     Less allowance for possible credit losses                                 (2,360)          (2,109)
       Net loans and leases                                                   224,754           208,236

Premises and equipment, net                                                    17,364            13,744
Accrued interest receivable                                                     3,210             3,005
Foreclosed assets held for sale                                                   358               523
Life insurance cash surrender value                                             8,788             7,891
Other assets                                                                    8,794            2,775

       TOTAL ASSETS                                                          $474,689          $368,073

LIABILITIES
Deposits:
     Noninterest-bearing                                                     $ 52,410          $ 39,689
     Interest-bearing:
       Demand                                                                  41,811            31,767
       Savings                                                                 38,525            36,437
       Time                                                                   137,053           128,538
       Time $100,000 and over                                                  42,943            44,019
     Total Deposits                                                           312,742           280,450

Accrued interest payable                                                        3,260             2,975
Securities sold under agreements to repurchase                                  3,283               200
Long-term debt                                                                115,459            47,656
Other liabilities                                                               2,005               977

     Total Liabilities                                                        436,749           332,258

STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
   $1.25 par value each; no outstanding shares                                      -                 -
Common stock: Authorized, 10,000,000 shares of $.21
   par value each; issued and outstanding 4,820,192
   shares in 1998 and 4,548,383 shares in 1997                                  1,012               956
Capital surplus                                                                29,563            25,717
Retained earnings                                                               7,620             9,135
Accumulated other comprehensive income                                           (255)                7

     Total Stockholders' Equity                                                37,940            35,815

       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                              $474,689          $368,073

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Income

                                                                        Year Ended December 31,
                                                                1998              1997             1996
                                                                  (in thousands, except per share data)

INTEREST INCOME
Loans and leases                                              $18,452          $16,907           $14,592
Investment securities:
     Taxable                                                    8,429            5,738             4,323
     Exempt from federal income taxes                           1,694            1,578             1,104
     Dividends                                                    419              154                86
     Total investment securities income                        10,542            7,470             5,513

Deposits in bank                                                    9                9                 6
Federal funds sold                                                217              264               164

TOTAL INTEREST INCOME                                          29,220           24,650            20,275

INTEREST EXPENSE
Deposits                                                       10,857           10,395             8,957
Long-term debt                                                  5,744            3,018             1,143
Short-term borrowings                                              69               99                66
Securities sold under agreements to repurchase                     70               13                17

TOTAL INTEREST EXPENSE                                         16,740           13,525            10,183

NET INTEREST INCOME                                            12,480           11,125            10,092
PROVISION FOR POSSIBLE CREDIT LOSSES                            1,130              780               650

NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE CREDIT LOSSES                                  11,350           10,345             9,442

OTHER OPERATING INCOME
Loan origination fees                                              39              183               266
Customer service charges and fees                               1,576            1,247             1,217
Mortgage servicing fees, net                                      294              310               327
Investment security gains, net                                    432              214                43
Gain (loss) on sale of loans, net                                 951              404               114
Gain (loss) on sale of assets, net                               (74)                -                 -
Life insurance earnings                                           409              288               127
Other income                                                    1,307              755               612

TOTAL OTHER OPERATING INCOME                                    4,934            3,401             2,706

OTHER OPERATING EXPENSES
Salaries and benefits                                           5,013            4,206             3,684
Occupancy expense                                               1,509            1,334             1,053
Equipment expense                                               1,219              932               824
Advertising                                                       430              292               249
Foreclosed asset expenses                                          27               39                51
Other expenses                                                  3,254            2,407             2,136

TOTAL OTHER OPERATING EXPENSES                                 11,452            9,210             7,997
INCOME BEFORE PROVISION FOR INCOME TAXES                        4,832            4,536             4,151
PROVISION FOR INCOME TAXES                                      1,061            1,105             1,120

NET INCOME                                                    $ 3,771          $ 3,431           $ 3,031

EARNINGS PER SHARE - BASIC*                                     $0.79            $0.88             $0.78

EARNINGS PER SHARE - DILUTED*                                   $0.77            $0.84             $0.78

DIVIDENDS PER SHARE*                                            $0.41            $0.38             $0.32


*Reflects adjustment for 5% stock dividends issued on October 1, 1998, 1997 and 1996, and a two-for-one stock split effective November 10, 1997 (See Note 13).

The accompanying notes are an integral part of the consolidated financial statements.
                                       69

Consolidated Statement of Changes in Stockholders' Equity

                                                                                       Accumulated
                                                                                            Other
                                                   Common       Capital    Retained    Comprehensive
                                                     Stock     Surplus    Earnings         Income         Total
                                                                    (in thousands)



BALANCES, DECEMBER 31, 1995                        $696        $9,414      $9,118         $281          $19,509
Comprehensive income:
Net income                                                                  3,031                         3,031
Change in net unrealized holding gains (losses)
   on available-for-sale securities, net of
   reclassification adjustment and tax effects                                            (520)           (520)
     Total comprehensive income                                                                           2,511
Issuance of 16,856 shares of common stock
   through Dividend Reinvestment Plan*                7           265                                       272
Issuance of 5,735 shares of common stock
   through Employee Stock Purchase Plan*              2            70                                        72
Cash dividends declared ($.32 per share)*                                  (1,186)                       (1,186)
Stock dividend declared (5% on October 1, 1996)      35         1,350      (1,385)                            -
Cash paid for fractional shares on stock dividend  ____        ______          (6)       ______              (6)

BALANCES, DECEMBER 31, 1996                         740        11,099       9,572         (239)          21,172

Comprehensive income:
Net income                                                                  3,431                         3,431
Change in net unrealized holding gains (losses)
   on available-for-sale securities, net of
   reclassification adjustment and tax effects                                             246              246
     Total comprehensive income                                                                           3,677
Issuance of 35,306 shares of common stock
   through Dividend Reinvestment Plan*                8           393                                       401
Issuance of 11,579 shares of common stock
   through Employee Stock Purchase Plan*              2            67                                        69
Cash dividends declared ($.38 per share)*                                  (1,369)                       (1,369)
Stock dividend declared (5% on October 1, 1997)      37         2,448      (2,485)                            -
Cash paid for fractional shares on stock dividend                             (14)                          (14)
Sale of 845,250 shares of common stock
   through secondary stock offering                 169        11,710                                    11,879

BALANCES, DECEMBER 31, 1997                         956        25,717       9,135            7           35,815

Comprehensive income:
Net income                                                      3,771                    3,771
Change in net unrealized holding gains (losses)
   on available-for-sale securities, net of
   reclassification adjustment and tax effects                               (262)                         (262)
     Total comprehensive income                                                                           3,509
Issuance of 38,890 shares of common stock
   through Dividend Reinvestment Plan*                7           502                                       509
Issuance of 5,500 shares of common stock
   through Employee Stock Purchase Plan*              1            25                                        26
Costs on sale of common stock through
   secondary stock offering                                                   (11)                          (11)
Cash dividends declared ($.41 per share)                                   (1,903)                       (1,903)
Stock dividend declared (5% on October 1, 1998)      48         3,319      (3,367)                            -
Cash paid for fractional shares on stock dividend _____        ______          (5)        _____              (5)

BALANCES, DECEMBER 31, 1998                      $1,012       $29,563      $7,620        $(255)         $37,940



*Reflects adjustment for 5% stock dividends issued on October 1, 1998, 1997 and 1996, and a two-for-one stock split effective November 10, 1997.
The accompanying notes are an integral part of the consolidated financial statements.
                                       70

Consolidated Statement of Cash Flows

                                                                                 Year Ended December 31,
                                                                1998              1997            1996
                                                                                         (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  3,771           $3,431           $3,031
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Provision for possible credit losses                       1,077              780              650
     Depreciation, amortization and accretion                   1,620              935              720
     Deferred income taxes                                        158              (62)              45
     Writedown of foreclosed assets held for sale                  25              213                -
     Investment security gains, net                              (432)            (214)             (43)
     (Gain) on sale of loans                                     (951)            (404)            (114)
     (Gain) loss on sale of foreclosed assets                      72                6               (1)
     (Gain) loss on sale of leased assets                           -                -                2
     (Gain) loss on sale of equipment                               2               38               (1)
(Increase) decrease in mortgage loans held for resale          (2,089)            (306)           3,090
(Increase) in accrued interest receivable                        (205)            (656)            (378)
Increase in accrued interest payable                              285              559              670
(Increase) decrease in other assets                            (4,783)             371             (869)
Increase (decrease) in other liabilities                        1,028              178             (490)

NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                                          (422)           4,869            6,312

CASH FLOWS FROM INVESTING ACTIVITIES
Held-to-maturity securities:
     Proceeds from maturities and paydowns                     30,140            2,974              339
     Purchases                                                (84,049)         (34,618)          (4,351)
Available-for-sale securities:
     Proceeds from maturities and paydowns                      4,989           10,106            6,505
     Proceeds from sales                                       34,159           29,522           34,130
     Purchases                                                (62,565)         (35,193)         (51,190)
Purchase of life insurance policies                              (897)          (5,352)               -
Increase in loans and leases                                  (52,203)         (61,670)         (39,923)
Purchases of premises and equipment                            (5,080)          (4,959)          (2,962)
Proceeds from sale of loans                                    37,382           28,939           11,734
Proceeds from sale of leased assets                                -                -                19
Proceeds from sale of equipment                                   213              253               13
Proceeds from sale of foreclosed assets                           334              514               70
Purchase of intangible assets                                  (1,899)               -             (600)

NET CASH USED IN INVESTING ACTIVITIES                         (99,476)         (69,484)         (46,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                       32,292           27,254           44,437
Decrease in short-term borrowings                                   -                -           (5,000)
Increase (decrease) in securities sold under
   agreements to repurchase                                     3,083             (100)            (100)
Proceeds from long-term debt                                   85,658           30,029            5,000
Principal payments on long-term debt                          (17,854)          (2,396)            (133)
Net proceeds from issuance of common stock                        517           12,349              344
Cash dividends                                                 (1,903)          (1,383)          (1,192)

NET CASH PROVIDED BY FINANCING ACTIVITIES                     101,793           65,753           43,356

INCREASE IN CASH AND CASH EQUIVALENTS                           1,895            1,138            3,452

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 17,109           15,971           12,519

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 19,004          $17,109          $15,971

CASH PAID DURING THE YEAR FOR:
     Interest                                                  $16,455         $12,966          $ 9,513
     Income taxes                                                 $850        $    932          $ 1,025


The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Lake Ariel Bancorp, Inc. and its wholly owned subsidiary, LA Bank, N.A. including its subsidiaries, LA Lease, Inc. and Ariel Financial Services, Inc. (collectively, "Company"). All material intercompany balances and transactions are eliminated in consolidation.

Nature of Operations
Lake Ariel Bancorp, Inc. is a one bank holding company whose principal subsidiary is LA Bank, N.A. LA Lease, Inc., provides auto and equipment leases to individuals and small business entities. Ariel Financial Services, a newly formed business unit, offers stocks, bonds, annuities and other insurance-related products.

The Company provides a variety of financial services to individuals and corporate customers through its twenty-one branch banking offices in Wayne, Luzerne, Lackawanna, Pike and Monroe Counties. The Bank's primary deposit products are both noninterest and interest-bearing demand deposits and certificates of deposit. Its primary lending products are single-family residential loans which qualify for sale on the secondary residential loan market.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for possible credit losses and the valuation of assets acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for possible credit losses and foreclosed assets, management obtains independent appraisals for significant properties.

A majority of the Company's loan portfolio consists of single-family residential loans in the Northeastern Pennsylvania area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed assets are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and leases and foreclosed assets, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible credit losses and foreclosed assets. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for possible credit losses and foreclosed assets may change materially in the near term.

Investment Securities
Held-to-maturity securities are bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity. These securities are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Government bonds held principally for resale in the near term, and mortgage-backed securities held for sale in conjunction with the Company's mortgage banking activities, are classified as trading account securities and are recorded at their fair values. Unrealized gains and losses on trading account securities are included immediately in other income. The Company neither held nor purchased securities which would be categorized as trading account securities during the years ended December 31, 1998, 1997 and 1996. Available-for-sale securities consist of bonds, notes, debentures and certain equity securities not classified as trading securities nor as held-to-maturity securities. These unrealized holding gains and losses, net of tax, are the sole component of accumulated other comprehensive income.

Investment gains and losses are determined using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their face value. The related write-downs are included in earnings as realized losses.

Derivative Financial Instruments
The Company has no derivative financial instruments requiring disclosure under SFAS No. 119.

Mortgage Loans Held for Resale
Mortgage loans originated and intended for resale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. These loans are sold in whole and without recourse to the Company.

Loans and Leases
Loans are reported at the principal balance outstanding, net of unearned interest, net deferred loan fees and the allowance for possible credit losses. Unearned interest on installment loans is recognized as income using the actuarial method. Interest on all other loans is recognized on the accrual basis, based on the principal amount outstanding. Loan fees, including origination and commitment fees, less certain direct loan origination costs, are deferred and recognized over the estimated lives of the related loans as an adjustment to yield. The unamortized balance of these fees and costs are included as part of the loan balance to which it relates. Prior to 1988, such fees and costs were recognized as income or expense when collected or paid. Impaired loans are placed in a nonaccrual status when management believes that the collection of principal or interest is uncertain, unless the loans are both in the process of collection and well secured. When interest accrual is discontinued, income recorded in the current year is reversed and the accrued interest from prior years is charged to the allowance for possible credit losses.

Allowance for Possible Credit Losses
The allowance for possible credit losses is established through a provision for possible credit losses as a charge to operating expense. The Company provides for possible credit losses based on an evaluation of the risk associated with the Company's loan portfolio, prior loan loss experience, economic conditions and other factors. Loans are charged against the allowance for possible credit losses when management believes that the collection of principal is unlikely. Recoveries on previously charged-off loans are added to the allowance for possible credit losses.

Foreclosed Assets Held for Sale
Foreclosed assets held for sale are carried at the lower of fair value minus estimated costs to sell, or cost.

Loan Servicing and Loan Servicing Rights
The Company services real estate loans for investors in the secondary mortgage market, which are not included in the accompanying consolidated balance sheet. The approximate total amount of mortgages serviced amounted to $141,381,000, $131,509,000, and $119,898,000 at December 31, 1998, 1997 and 1996,
respectively.

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans, stated term of the loan and interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing receivable" or "deferred servicing revenue" is amortized over the estimated life using a method approximating the interest method.

Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenues, taking into consideration changes in interest rates, current prepayment rates, and expected future cash flows. The Company evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives and discounted at the original discount rate.

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Routine maintenance and repair expenditures are expended as incurred while significant expenditures are capitalized. Depreciation expense is determined primarily on the straight-line method over the following ranges of useful lives:

Buildings and improvements          10 to 40 years
Furniture, fixtures and equipment    5 to 20 years

Intangible Assets
Core deposit intangible assets and customer lists acquired are included in other assets and are being amortized over a period of six to twelve years using the straight-line method. Amortization for 1998, 1997 and 1996 was $205,000, $154,000, and $108,000, respectively.

Employee Benefit Plans
The Company maintains and funds a defined contribution profit-sharing plan which covers substantially all eligible employees. The Company also maintains a 401(k) savings plan. Substantially all of the Company's employees are eligible to participate in the profit-sharing/401(k) savings plan on the January 1 or July 1 following their completion of six months of service and attaining age 20 1/2.

Income Taxes
Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes to the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Cash Flows
The Company considers amounts due from banks and federal funds sold as cash equivalents. Generally, federal funds are sold for one-day periods.

In 1998,  1997  and  1996,  the  Company  transferred  $266,000,  $420,000,  and
$858,000, respectively, from its loan portfolio to foreclosed assets held for sale.

Fair Values of Financial Instruments
Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Comprehensive Income
The Company adopted SFAS No. 130, "Reporting Comprehensive Income", as of January 1, 1998. Accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Bank's net income or stockholder's equity.

Reclassifications
Certain prior year amounts have been reclassified to conform to the 1998 reporting format.

2.   Restrictions on Cash and Due From Bank Accounts
The Company is required to maintain reserve balances with the Federal Reserve Bank. The average monthly balance required during 1998 and 1997 was approximately $375,000. In addition, at December 31, 1998 and 1997, required compensating reserve balances with correspondent banks were $2,239,000 and $2,003,000, respectively.

Deposits with any one financial institution are insured up to $100,000. The Company maintains cash and cash equivalents with certain other financial institutions in excess of the insured amount.

3.   Investment Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 1998 and 1997 were as follows (in thousands):

                                December 31, 1998
Available-for-sale securities:
                                                                      Gross            Gross
                                                 Amortized        Unrealized        Unrealized        Fair
                                                     Cost             Gains            Losses        Value

U.S. government agencies
   and corporations                                 $64,332           $ 91              $482         $63,941
Obligations of states and
   political subdivisions                             9,520             39                34           9,525
       Total debt securities                         73,852            130               516          73,466
Restricted equity securities                          7,125              -                 -           7,125

       Total                                        $80,977           $130              $516         $80,591


Held-to-maturity securities:
                                                                      Gross            Gross
                                                 Amortized        Unrealized        Unrealized        Fair
                                                     Cost             Gains            Losses        Value
U.S. government agencies
   and corporations                                $ 89,016           $152              $330        $ 88,838
Obligations of states and
   political subdivisions                            22,810            706                 1          23,515

     Total                                         $111,826           $858              $331        $112,353


                                                                    December 31, 1997
Available-for-sale securities:
                                                                      Gross            Gross
                                                 Amortized        Unrealized        Unrealized        Fair
                                                     Cost             Gains            Losses        Value

U.S. government agencies
   and corporations                                 $46,334           $120              $258         $46,196
Obligations of states and
   political subdivisions                             7,287            149                 -           7,436
       Total debt securities                         53,621            269               258          53,632
Restricted equity securities                          2,913              -                 -           2,913

       Total                                        $56,534           $269              $258         $56,545

Held-to-maturity securities:
                                                                      Gross            Gross
                                                 Amortized        Unrealized        Unrealized        Fair
                                                     Cost             Gains            Losses        Value
U.S. government agencies
   and corporations                                 $33,892           $260              $103         $34,049
Obligations of states and
   political subdivisions                            24,353            609                 3          24,959

     Total                                          $58,245           $869              $106         $59,008

The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Available-for-sale securities       Held-to-maturity securities

                                               Amortized              Fair           Amortized        Fair
                                                   Cost              Value               Cost        Value

Due in one year or less                         $21,713             $21,593          $ 24,593       $ 24,602
Due after one year through five years            11,916              11,816            35,163         35,201
Due after five years through ten years            5,830               5,843            17,852         18,070
Due after ten years                              41,518              41,339            34,218         34,480

     Total                                      $80,977             $80,591          $111,826       $112,353


Gross realized gains and gross realized losses on sales of available-for-sale securities were as follows for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                                                                         December 31,

Gross realized gains:                                                  1998             1997              1996

     U.S. government agencies and corporations                          $98              $116              $78
     Obligations of states and political subdivisions                   354               119              114
       Total                                                           $452              $235             $192

Gross realized losses:
     U.S. government agencies and corporations                          $14               $21             $149
     Obligations of states and political subdivisions                     6                 -                -
       Total                                                            $20               $21             $149

Investment securities carried at $96,308,000 in 1998 and $35,953,000 in 1997 were pledged to secure Federal Home Loan Bank borrowings, governmental deposits, public deposits, etc. as required by law. There is no significant concentration of investments in any individual security issue (excluding U.S. government and its agencies) that was in excess of 10% of stockholders' equity at December 31, 1998 or 1997.

The unamortized premiums on mortgage-backed securities amounted to $1,671,000 and $817,000 as of December 31, 1998 and 1997, respectively. The unaccreted discount on mortgage-backed securities amounted to $318,000 and $14,000 as of December 31, 1998 and 1997, respectively.

4.   Loans and Leases
A summary of the outstanding loans and leases by major categories at December 31 is as follows:

                                                                       1998                      1997
                                                                                (in thousands)

Real estate-construction                                           $   3,522                  $   3,338
Real estate-mortgage                                                 103,151                     99,637
Commercial and industrial                                             79,293                     69,479
Consumer installment                                                  40,907                     40,912
Lease financing                                                        5,392                      3,711
Unearned income                                                       (4,606)                    (6,067)
Unearned loan fees, net                                                 (545)                      (665)

   Total loans and leases                                            227,114                    210,345

Allowance for possible credit losses                                  (2,360)                    (2,109)

     Net loans and leases                                           $224,754                   $208,236

Total nonaccrual loans outstanding at December 31, 1998 were approximately $2,396,000 as compared to $534,000 at December 31, 1997. Included in nonaccrual loans at December 31, 1998 and 1997 are $2,088,000 and $411,000, respectively, of impaired loans in nonaccrual status, for which $452,000 and $248,000, respectively, have been allocated in the allowance for possible credit losses to cover potential losses from these impaired loans. At December 31, 1998 and 1997, there were no outstanding commitments to lend funds to debtors with nonaccrual loans. At December 31, 1998 and 1997, no loans were being accounted for as a troubled debt restructuring. Accruing loans past due 90 days or more as to principal or interest amounted to $759,000 and $1,453,000 at December 31, 1998 and 1997, respectively.

Further information regarding the balance of nonaccrual loans at December 31, 1998, and related interest payment information, is as follows (in thousands):

                   Cash Payments Received During 1998 Were Applied As Follows:

                                             Book       Contractual                  Recovery
                                            Balance        Balance      Interest      Of Prior     Reduction Of
                                           12/31/98       12/31/98      Income      Charge-Off         Principal

Contractually past due with:
     Substantial performance                 $  138        $  138         $ 4          $ -              $ 3
     Limited performance                      1,281         1,281           1            -               12
     No performance                             889           889           -            -                -

Contractually current, however:
     Payment of full principal or
       interest in doubt                          -             -           -            -                -
     Other                                       88            88           5            -                1

     Total                                   $2,396        $2,396         $10          $ -             $16

At December 31, 1998 and 1997, certain officers and directors and/or companies in which they have 10% or more beneficial ownership were indebted to the Company in the aggregate amount of $329,000 and $370,000, respectively. Such indebtedness was incurred in the ordinary course of business, and on substantially the same terms as those prevailing at the time for comparable transactions with other persons. New loans in 1998 and 1997 were $42,000 and $17,000, respectively, while payments were $83,000 and $68,000 respectively, during the same periods.

A summary of selected loan maturities and interest sensitivity analysis at December 31, 1998 is as follows:

                                                     Maturity Distribution And Interest Rate Sensitivity

                                            Within One           Two-Five           After Five
                                                 Year               Years              Years           Total
                                                                        (in thousands)

Real estate-construction                     $  3,522           $        -         $        -        $  3,522
Commercial and industrial                      14,481               11,017             53,795          79,293

   Total                                      $18,003              $11,017            $53,795         $82,815

Predetermined interest rate                  $  5,515             $  5,934           $  9,291         $20,735
Floating or adjustable
  interest rate                                12,493                5,083             44,504          62,080

   Total                                      $18,003              $11,017            $53,795         $82,815

The maturity of loans is based upon contractual terms. The Company may, however, extend the stated maturities at current rates and terms for economic or market reasons.

Changes in the allowance for possible credit losses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                              1998              1997             1996
                                                                     (dollars in thousands)

Balance at beginning of period                               $2,109            $1,830            $1,657
Charge-offs:
     Real estate-construction                                     -                 -                 -
     Real estate-mortgage                                       122               103               143
     Commercial and industrial                                  512               106               158
     Consumer installment                                       282               363               274
     Lease financing                                             29                11                 -
       Total                                                    945               583              575
Recoveries:
     Real estate-construction                                     -                 -                 -
     Real estate-mortgage                                         -                 -                 -
     Commercial and industrial                                    6                42                40
     Consumer installment                                        59                40                58
     Lease financing                                              -                 -                -
       Total                                                     65                82               98
Net charge-offs                                                 880               501               477
Provision for possible credit losses                          1,130               780              650

Balance at end of period                                     $2,360            $2,109            $1,830

Ratio of net charge-offs during period to
   average loans outstanding during period                    0.40%             0.26%             0.30%

5.   Premises and Equipment
Premises and equipment at December 31 are summarized as follows:

                                                                                1998             1997
                                                                                      (in thousands)

Land and land improvements                                                   $  2,357          $  1,545
Buildings and improvements                                                     12,965            10,301
Furniture, fixtures and equipment                                               7,511             6,195

   Total                                                                       22,833            18,041

Less accumulated depreciation                                                   5,469             4,297

   Net                                                                        $17,364           $13,744

Depreciation  expense was $1,245,000,  $932,000,  and $730,000 in 1998, 1997 and
1996, respectively.

Certain facilities and equipment are leased under agreements expiring at various dates to the year 2003. Rental expenses on these operating leases amounted to $551,000 in 1998, $439,000 in 1997, and $348,000 in 1996. Required future minimum annual rentals under all such noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

                                    1999$   510
                                    2000    529
                                    2001    551
                                    2002    545
                                    2003    469

                       Thereafter         1,610

                                 Total   $4,214

6.   Deposits
There are no brokered deposits included in certificates of deposit of $100,000 or more. These certificates of deposit and their remaining maturities at December 31 are as follows:

                                                                       1998             1997
                                                                         (in thousands)

Three months or less                                                  $14,039           $15,217
Over three through six months                                          11,217            12,956
Over six through twelve months                                         11,084             6,814
Over twelve months                                                      6,603             9,032
   Total                                                              $42,943           $44,019

The aggregate amount of maturities for each of the five years following December 31, 1998 for all time deposits with a remaining term of over twelve months at December 31, 1998 are as follows (in thousands):

                                    2000   $23,167
                                    2001     7,756
                                    2002     2,612
                                    2003     2,209
                                    2004         7
                                    Thereafter   5
                            Total          $35,756

7.   Short-term Borrowings
There were no short-term borrowings outstanding at December 31, 1998 and 1997. The maximum amount of outstanding month-end short-term borrowings during 1998 and 1997 was $9,400,000 and $9,500,000, respectively. The approximate average amount outstanding during 1998 and 1997 was $2,178,000 and $2,102,000, respectively. The average interest rate on the balances during 1998 and 1997 was 4.96% and 5.33%, respectively.

The Company maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were approximately $300,000 at December 31, 1998 and approximately $1,000,000 at December 31, 1997. These deposits are included in interest-bearing demand deposits for each period presented.

The Company has a line of credit commitment available from the Federal Home Loan Bank for borrowings of up to approximately $10.0 million, expiring March 24, 1999. There were no borrowings under this line of credit at December 31, 1998 or 1997.

8.   Long-term Debt
Long-term debt at December 31 is as follows:

                                                                       1998             1997
                                                                           (in thousands)

Unsecured  notes,  payable in the amount of $31,200
   semiannually  plus  accrued
   interest at the New York City prime
   interest rate, maturing April 22, 1998*                        $         -         $      31
Collateralized borrowings, interest and
  principal  payable  monthly;  fixed interest rate
  ranging from 6.40% to 6.60%,
  maturing October 17, 2001, January 22, 2002 and
  May 1, 2008                                                          10,459            12,625
Collateralized borrowings, interest
   payable monthly and principal at
   maturity; interest rates are both
   fixed and variable and range from
   4.40% to 6.45% at December 31, 1998                                105,000            35,000

     Total                                                           $115,459           $47,656


Annual maturities of long-term debt are as follows: $3,032,000 in 1999, $8,232,000 in 2000, $8,339,000 in 2001, $5,448,000 in 2002, $50,065,000 in 2003,
$69,000 in 2004,  $30,074,000  in 2005,  $79,000 in 2006,  $84,000 in 2007,  and
$10,037,000 in 2008. Investment securities are pledged to collateralize the borrowings with the Federal Home Loan Bank of Pittsburgh.

9.   Common Stock
The Company has reserved 284,025 shares under its 1994 and 1997 Stock Option Plans ("Option Plan"). Options are granted to purchase common stock at prices not less than the fair market value of the common stock on the date of grant. Such shares and prices have been adjusted to reflect the stock dividends and stock split.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized for the Option Plan. Had compensation cost for the Option Plan been determined based on the fair values at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below for the year ended December 31, 1998:

                                             As Reported              Pro Forma
Net Income (in thousands):                      $3,771                  $3,726
Earnings per share-basic:                        $0.79                   $0.78

For purposes of the pro forma calculations, the fair value of each option grant is estimated using the Black-Scholes option - pricing model with the following weighted - average assumptions for grants issued in 1995:

         Dividend yield                     3.51%
         Expected volatility               36.73%
         Risk-free interest rate            5.89%
         Expected lives                  10 years

A summary of the status of the Company's Option Plan as of December 31, 1998, 1997 and 1996, and changes during the years then ended, is presented below:

                                               1998                                1997                               1996

                                                Weighted-                  Weighted-                 Weighted-
                                                 Average                    Average                   Average
                                                 Exercise                   Exercise                  Exercise
                                    Shares         Price      Shares          Price     Shares          Price

Outstanding
   beginning of year               231,525       $ 6.35       231,525       $6.35       231,525       $6.35
Granted                             11,667        16.28             -                         -
Exercised                                -                          -                         -
Forfeited                                -                          -                         -

Outstanding, end of year           243,192       $ 6.83       231,525       $6.35       231,525       $6.35

The following summarizes information about stock options outstanding at December 31, 1998:

                                                     Weighted-Average
                                                           Remaining
       Exercise Price               Number             Contractual Life         Options Exercisable

           $ 6.53                    81,035               5.6 years                    81,035
           $ 6.26                   150,490               6.6 years                   150,490
           $16.28                    52,500               9.0 years                    11,667

The Company reserved 115,763 shares of common stock under the Company's Employee Stock Purchase Plan, increased to 100,000 effective November 10, 1997, as a result of the two-for-one stock split. Under the terms of the plan, employees may purchase common stock of the Company at 85% of the fair market value. Employees pay for their stock purchases through periodic payroll deductions subject to a limit of 10% of base pay. During 1998, 1997 and 1996, 5,500, 11,579, and 5,735 shares, respectively, were purchased under the plan.

The Company has a Dividend Reinvestment and Stock Purchase Plan was implemented during the year ended December 31, 1994 to provide stockholders an opportunity to automatically reinvest their dividends in shares of common stock. Total common shares of 694,575 are reserved under this plan. The price per share of common stock purchased from the Company is 95% of the fair market value on the quarterly dividend payment date. During the years ended December 31, 1998, 1997 and 1996, 38,890, 35,306, and 16,856 shares, respectively, were issued under this plan.

10.  Other Comprehensive Income
The components of other comprehensive income and related tax effects are as follows (in thousands):

                                                                             Years Ended December 31,
                                                                       1998             1997              1996

Unrealized holding gains (losses)
   on available-for-sale securities                                   $  35             $ 587            $(745)
Less reclassification adjustment for
   gains realized in income                                            (432)             (214)             (43)

Net unrealized gain (loss)                                             (397)              373             (788)
Tax effect                                                              135              (127)             268

Net of tax amount                                                     $(262)            $ 246            $(520)


11.  Income Taxes
The following temporary differences gave rise to the net deferred tax asset at December 31, 1998 and 1997 (in thousands):

                                                                                1998             1997

Deferred tax assets:
   Unrealized losses on available-for-sale
     securities                                                               $  131           $    -
   Allowance for possible credit losses                                          551               473
   Loan fees and costs                                                           121               130
   Deferred compensation                                                         232               156
   Amortization of core deposits                                                  64                21
   Foreclosed assets held for sale                                                 -                34

       Total                                                                   1,099               814

 Deferred tax liabilities:
     Unrealized gains on available-for-
       sale securities                                                              -               (4)
     Depreciation                                                               (305)             (228)
     Bond accretion                                                              (24)              (21)
     Leasing                                                                    (399)             (194)

       Total                                                                    (728)             (447)

       Deferred tax asset, net                                                $  371             $367

The provision for income taxes is comprised of the following components (in thousands):

                                                                  Year Ended December 31,
                                                             1998              1997              1996

Current                                                    $   903            $1,167             $1,075
Deferred                                                       158               (62)                45

   Total                                                    $1,061            $1,105             $1,120


The following tabulation presents a reconciliation of the expected provision for income taxes (in thousands), determined by using the current federal income tax rate of 34% in 1998, 1997, 1996 to the actual provision for income taxes reflected in the accompanying consolidated financial statements.

                                                                     Year Ended December 31,
                                                             1998               1997             1996

Provision at the expected statutory rate                    $1,643             $1,542            $1,411
Effect of tax-exempt income                                   (580)              (537)             (322)
Other items                                                     (2)               100                31

Provision for income taxes                                  $1,061             $1,105            $1,120


12.  Employee Benefit Plans
The Company has a profit-sharing plan for the benefit of its employees. Contributions to the profit-sharing plan are made at the discretion of the Board of Directors, funded currently, and amounted to $236,000 in 1998, $251,000 in 1997, and $214,000 in 1996.

The Company also maintains a 401(k) savings plan. The Company contributes 50% of the employee contribution up to 6% of compensation. The Company's 1998, 1997 and 1996 contributions to this plan were $77,000, $70,000, and $58,000, respectively.

13.  Earnings Per Share
Earnings per share (EPS) is computed using the weighted-average number of shares of common stock outstanding after giving effect to the 5% stock dividends issued on October 1, 1998, 1997 and 1996, the two-for-one stock split effective November 10, 1997, and the assumed exercise of stock options. The following data shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1998, 1997 and 1996. The common shares denominators for 1997 and 1996 have been adjusted for the 1998 and 1997 5% stock dividend and two-for-one stock split.

                                                       Income           Common Shares
                                                     Numerator            Denominator            EPS

1998

   Basic EPS                                          $3,771,000           4,796,000            $0.79
   Dilutive effect of potential common stock
     Stock options:
       Exercise of options outstanding                                       243,000
       Hypothetical share repurchase at $12.42         _________            (133,000)
   Diluted EPS                                        $3,771,000           4,906,000            $0.77

1997

   Basic EPS                                          $3,431,000           3,748,000            $0.88
   Dilutive effect of potential common stock
     Stock options:
       Exercise of options outstanding                                       220,500
       Hypothetical share repurchase at $17.75         _________             (82,500)
   Diluted EPS                                        $3,431,000           3,886,000            $0.84


1996

   Basic EPS                                          $3,031,000           3,676,400            $0.78
   Dilutive effect of potential common stock
     Stock options:
       Exercise of options outstanding                                       220,500
       Hypothetical share repurchase at $6.98          _________            (210,900)
   Diluted EPS                                        $3,031,000           3,686,000            $0.78

14.  Regulatory Matters
The Company may not pay cash dividends in any year in excess of the total of the current year's net income and the retained net income of the prior two years without the approval of the Federal Reserve Board. Accordingly, Company cash dividends in 1999 may not exceed $3,912,000 plus Company net income for 1999. Similar banking regulations limit the amount of dividends that may be paid to the Company by its bank subsidiary without prior approval of the Comptroller of the Currency.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's actual capital amounts (in thousands) and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk in either year.

                                                                                            To Be Well
                                                                                        Capitalized Under
                                                                   For Capital          Prompt Corrective
                                               Actual         Adequacy Purposes:        Action Provisions:
                                        Amount     Ratio      Amount        Ratio       Amount       Ratio

As of December 31, 1998:
   Total Capital
     (to Risk Weighted Assets)           $37,855    14.96%     $20,250        8.0%       $25,300       10.0%
   Tier I Capital
     (to Risk Weighted Assets)           $35,587    14.07%     $10,150        4.0%       $15,200        6.0%
   Tier I Capital
     (to Average Assets)                 $35,587     7.72%     $18,450        4.0%       $23,050        5.0%




As of December 31, 1997:
   Total Capital
     (to Risk Weighted Assets)           $37,273    18.12%     $16,500        8.0%       $20,600       10.0%
   Tier I Capital
     (to Risk Weighted Assets)           $35,232    17.12%      $8,250        4.0%       $12,400        6.0%
   Tier I Capital
     (to Average Assets)                 $35,232    10.26%     $13,800        4.0%       $17,200        5.0%


15.  Off-Balance Sheet Financial Instruments
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated balance sheet. The contract amount of these instruments expresses the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with off-balance sheet credit risk.

The financial instruments whose contract amounts represent credit risk at December 31, 1998 were as follows (in thousands):

Commitments to extend credit         $15,123
Standby letters of credit               $950

Commitments  to  extend  credit  are  legally  binding  agreements  to  lend  to
customers.   Commitments   generally  have  fixed   expiration  dates  or  other
termination  clauses  and  may  require  payment  of  fees.  Since  many  of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, on an extension of credit is based on management's credit assessment of the counterparty.

Standby letters of credit are conditional commitments issued by the Company guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

16.  Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate those assets' fair values.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgements regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value. Mortgage loans held for resale are valued based on available market quotations.

Deposits: The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates its fair value.

Short-term borrowings and notes payable: The carrying amounts of short-term borrowings and notes payable approximate their fair values.

Other liabilities: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Financial Assets and Liabilities
The following represents the notional or carrying values and estimated fair values as of December 31:

                                                        1998                                1997
                                            Notional or                         Notional or
                                              Carrying        Estimated           Carrying       Estimated
                                                Value         Fair Value            Value        Fair Value
                                                               (in thousands)

FINANCIAL ASSETS:

   Cash and cash equivalents                   $19,004          $19,004           $17,109          $17,109
   Investment securities                       192,417          192,944           114,790          115,553
   Net loans                                   224,754          226,191           208,236          209,254
   Accrued interest receivable                   3,210            3,210             3,005            3,005

FINANCIAL LIABILITIES:

   Deposits                                   $312,742         $294,649          $280,450         $282,614
   Accrued interest payable                      3,260            3,260             2,975            2,975
   Securities sold under agreements
     to repurchase                               3,283            3,283               200              200
   Long-term debt                              115,459          114,998            47,656           47,704
   Commitments                                  16,073           16,073            18,211           18,211



17.  Condensed Financial Information -Parent Company Only
Condensed   parent  company  only  financial   information  is  as  follows  (in
thousands):

                                                                           Condensed Balance Sheet
                                                                                   December 31,
                                                                       1998                      1997
Assets:
   Cash$        -                                                 $        -
   Investment securities                                                 288                          -
   Investment in subsidiary                                           37,652                     35,815
     Total Assets                                                    $37,940                    $35,815

Liabilities and Stockholders' Equity:
   Stockholders' equity                                              $37,940                    $35,815


                          Condensed Statement of Income
                             Year Ended December 31,
                                 1998 1997 1996

Earnings of Subsidiary:
   Received as dividends                                     $2,218            $1,369            $1,287
   Undistributed                                              1,553             2,062             1,744

Net Income                                                   $3,771            $3,431            $3,031

                        Condensed Statement of Cash Flows
                             Year Ended December 31,
                                                              1998              1997             1996
Operating Activities:
   Net income                                                 $3,771          $ 3,431            $3,031
     Less undistributed earnings
       of subsidiary                                           1,553            2,062             1,744

     Net cash provided by
       operating activities                                    2,218            1,369             1,287

Investing Activities:
     Purchase of investment
       securities                                               (288)               -                 -
     Investment in subsidiary                                   (562)         (12,349)             (445)

     Net cash used in investing
       activities                                               (850)         (12,349)             (445)

Financing Activities:
     Cash dividends paid
       to stockholders                                        (1,903)          (1,369)           (1,186)
     Issuance of common stock                                    535           12,349              344

     Net cash provided by (used in)
       financing activities                                   (1,368)          10,980              (842)

Increase (decrease) in Cash                                        -                -                 -
Cash at Beginning of Year                                          -                -                 -

Cash at End of Year                                        $       -       $        -         $       -

18.  Contingencies
On February 5, 1996, a complaint was filed against LA Bank ("the Bank") and certain directors and officers of the Bank. The plaintiffs demanded monetary and punitive damages and the additional payment of plaintiffs' attorneys' fees and disbursements and other court-related costs. Counsel representing the Company and the Bank are not currently able to provide an evaluation of the likelihood of an unfavorable outcome since an unfavorable outcome is neither probable nor remote. In addition, an estimate of the loss or range of loss, in the event of an unfavorable outcome, has not been provided since the probability of the inaccuracy of such an estimate is more than slight. No provision for any liability has been made in the accompanying financial statements as of December 31, 1998 and 1997.

19.  Significant Group Concentrations of Credit Risk
Most of the Company's business activity is with customers located within Pennsylvania. Investments in state and municipal securities typically involve governmental entities within the Company's market area. Concentrations of credit, as defined by the Company's loan policy, are groupings of loans with a common repayment source that exceed 25% of the Company's capital. As of December 31, 1998, the Company had no such credit concentrations.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, does not extend credit in excess of 50% of the Bank's regulatory legal lending limit to any single borrower or group of related borrowers.

The  contractual  amounts  of  credit-related   financial  instruments  such  as
commitments to extend credit, credit-card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

20. Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

                                                                       Quarter Ending
                                               March 31,        June 30,        September 30,      December 31,
                                                  1998            1998          1998                    1998

Interest income                                 $7,068           $7,253            $7,371              $7,528
Interest expense                                 4,016            4,182             4,161               4,381
Net interest income                              3,052            3,071             3,210               3,147
Provision for possible credit losses               200              125               165                 640
Investment security gains (losses), net             55               23                 2                 352
Net income                                       1,079            1,006             1,023                 663
Earnings per share - basic*                       0.23             0.21              0.21                0.14
Earnings per share - diluted*                     0.22             0.21              0.21                0.13

                                       88




                                                                  Quarter Ending
                                               March 31,        June 30,        September 30,      December 31,
                                                  1997              1997            1997               1997

Interest income                                 $5,820           $6,049            $6,383              $6,398
Interest expense                                 3,096            3,308             3,506               3,615
Net interest income                              2,724            2,741             2,877               2,783
Provision for possible credit losses               125              255               350                  50
Investment security gains (losses), net             (8)              (1)               89                 134
Net income                                         730              806               861               1,034
Earnings per share - basic*                       0.19             0.20              0.22                0.27
Earnings per share - diluted*                     0.18             0.19              0.21                0.26

*Reflects adjustment for 5% stock dividends issued on October 1, 1998 and 1997, and a two-for-one stock split effective November 10, 1997.

Independent Auditor's Report


Board of Directors and Stockholders
Lake Ariel Bancorp, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Lake Ariel Bancorp, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Ariel Bancorp, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





Parente, Randolph, Orlando, Carey & Associates

Wilkes-Barre, Pennsylvania
January 25, 1999

                              INVESTOR INFORMATION

MARKET INFORMATION

The Company's common stock has been listed on the Nasdaq National Market since November 21, 1997, and was previously listed on the Nasdaq Small-Cap Market since December 9, 1993. "The Nasdaq Stock Market" or "Nasdaq" is a
highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Market7 and the Nasdaq SmallCap Markets. The Nasdaq Stock Market is operated by the Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. The Nasdaq National Market symbol for the Company's common stock is LABN. At December 31, 1998, the total number of holders of record of the common stock was approximately 1,394.

The table below presents the high and low bid prices reported for the common stock and the cash dividends declared on such common stock for the periods indicated. The range of high and low prices is based on trade prices reported on the Nasdaq Small-Cap Market, except for the fourth quarter of 1997 and all of 1998. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. On December 31, 1998, the closing price of a share of common stock on the Nasdaq National Market was $12.375. All prices and dividends have been restated to reflect the 5% stock dividends paid in October 1998, 1997 and 1996, and the two-for-one stock split effective on November 10, 1997.

                      Year          Quarter         High          Low        Dividends Declared

                      1998             4th          $13.25        $11.75             $0.13
                                       3rd           16.00         11.43              0.10
                                       2nd           16.19         14.88              0.09
                                       1st           16.55         14.76              0.09

                      1997             4th          $20.95        $13.24             $0.13
                                       3rd           13.38          9.05              0.09
                                       2nd            9.29          9.05              0.08
                                       1st           10.76          9.29              0.08

                      1996             4th          $11.57         $7.19             $0.11
                                       3rd            7.81          6.86              0.08
                                       2nd            7.24          6.14              0.08
                                       1st            7.33          6.38              0.08

MARKET MAKERS

Janney Montgomery Scott, Inc.  Knight Securities, Inc.   Instinet Corporation
1801 Market Street             525 Washington Boulevard  875 3rd Avenue
11th Floor                     Newport Tower             29th Floor
Philadelphia, PA 19103         Jersey City, NJ 07310     New York, NY 10022
1-215-665-6500                 1-800-222-4910            1-212-310-9550

Legg Mason Wood Walker, Inc.   USCC Trading
One Battery Park Plaza         10 Exchange Place
26th Floor                     22nd Floor
New York, NY 10004             Jersey City, NJ 07302
1-212-428-4949                 1-800-526-3041

TRANSFER AGENT American Stock Transfer & Trust Company, 40 Wall Street, 46th Floor, New York, New York 10005. Stockholders who may have questions regarding their stock ownership should contact Shareholder Services at 1-800-937-5449.

DIVIDEND CALENDAR Dividends on Lake Ariel Bancorp's common stock, if approved by the Board of Directors, are customarily paid on March 15, June 15, September 15, and December 15.

INDEPENDENT AUDITORS                                CORPORATE COUNSEL

Parente, Randolph, Orlando,                         Oliver, Price & Rhodes
Carey & Associates                                  Suite 300
46 Public Square                                    220 Penn Avenue
Wilkes-Barre, PA 18701                              Scranton, PA 18501
(570)820-0100                                       (570)343-6581

AUTOMATIC DIVIDEND REINVESTMENT PLAN Common stockholders of Lake Ariel Bancorp, Inc. may have their dividends reinvested automatically in Lake Ariel common shares at a 5% discount from the "Fair Market Value" on the quarterly dividend payment date. Stockholders participating in the plan may also purchase, per quarter, up to $2,500 in additional shares at the price per share determined on the quarterly dividend payment date. There are no brokerage fees, commissions or service charges on any stock purchases made by plan participants. Information regarding the plan is available by contacting American Stock Transfer and Trust Company, Dividend Reinvestment Department, 40 Wall Street, 46th Floor, New York, New York 10005, 1-800-278-4353.

DIVIDEND DIRECT DEPOSIT Common stockholders of Lake Ariel Bancorp, Inc. may have their dividends deposited electronically into their bank account by contacting Shareholder Services, American Stock Transfer & Trust Company, 40 Wall Street, 46th Floor, New York, New York 10005, 1-800-937-5449.

SEC REPORTS AND ADDITIONAL INFORMATION Upon written request of any stockholder, investor or analyst, a copy of the Corporation's report on Form 10-K for its fiscal year ended December 31, 1998, including financial statements and the schedules thereto, required to be filed with the Securities and Exchange Commission, may be obtained, without charge, by contacting the Chief Financial Officer, Lake Ariel Bancorp, Inc., 409 Lackawanna Avenue, Suite 201, Scranton, PA 18503, (570)343-8200.

INTERNET ADDRESS ON THE WORLD WIDE WEB
http://www.labank.com

E-MAIL ADDRESS
labank@labank.com

Lake Ariel Bancorp, Inc.
Officers
Bruce D. Howe
President
John G. Martines
Chief Executive Officer
Louis M. Martarano
Vice President & Assistant Secretary
Joseph J. Earyes, CPA
Vice President & Treasurer
Donald E. Chapman
Secretary

Directors of
Corporation and Bank
Donald E. Chapman
Peter O. Clauss
William C. Gumble
Paul D. Horger, Esq.
Bruce D. Howe
John G. Martines
Kenneth M. Pollock
Harry F. Schoenagel

LA Bank, N.A.
Executive Officers
Bruce D. Howe
Chairman
John G. Martines
President and Chief Executive Officer
Louis M. Martarano
Executive Vice President &
Chief Operating Officer
Joseph J. Earyes, CPA
Executive Vice President &
Chief Financial Officer
Donald E. Chapman
Secretary

LA Lease, Inc.
Officers
Bruce D. Howe
Chairman
John G. Martines
President and Chief Executive Officer
Thomas Dziak
Vice President
Joseph J. Earyes, CPA
Secretary & Treasurer

Ariel Financial Services, Inc.
Officers
Bruce D. Howe
Chairman
John G. Martines
President and Chief Executive Officer
Joseph J. Earyes, CPA
Vice President
Louis M. Martarano
Secretary and Treasurer


                             Administration Division

Karen T. Pasternak                                 Gary S. Lavelle
Sr. Vice President                                 Assistant Vice President
Cynthia A. Smaniotto                               Jeri S. Prussia
Sr. Vice President                                 Assistant Vice President
Treva J. Day                                       Bonnie Robinson
Vice President                                     Assistant Vice President
Kathy Enslin                                       Marcy Swingle
Vice President & Cashier                           Assistant Vice President
Gregory G. Gula                                    Susan T. Lenko
Vice President                                     Assistant Cashier
Daniel J. Santaniello
Vice President
Lynn P. Thiel
Vice President
Salvatore R. DeFrancesco, Jr., CPA
Assistant Vice President
Lawrence H. Highhouse
Assistant Vice President
Scott P. Hiller
Assistant Vice President

                                    Retail Division
John Foley                                           John A. Gouse
Sr. Vice President                                   Assistant Vice President
Maureen Straub                                       Doris Hellerman
Sr. Vice President                                   Assistant Vice President
Theodore Daniels                                     Peter Misura
Vice President                                       Assistant Vice President
Thomas Dziak                                         Thomas Wasilewski
Vice President                                       Assistant Vice President
Paul R. Freeman                                      Penny Cola
Vice President                                       Assistant Cashier
William Kerstetter                                   Susan Mroczka
Vice President                                       Consumer Loan Officer

Lake Ariel Branch                                    Milford Branch
Lisa A. Dowse                                        Laura Schultz
Branch Manager                                       Branch Manager

Mt. Cobb Branch                                      Mountainhome Branch
Mary Ellen Bentler                                   Marilynn Palmer
Branch Manager                                       Branch Manager
Joann Simyan
Assistant Branch Manager                             Scranton Branch
                                                     Lauri A. Nidoh
Greene Dreher Branch                                 Branch Manager
Mary Ellen Bentler
Branch Manager                                       Dickson City Branch
                                                     Saundra Roeckel
Hamlin Corners Branch                                Branch Sales Manager
Ann O'Reilly                                         Ellen T. Juseck
Branch Manager                                       Assistant Branch Sales Mgr.

Eynon Branch                                         Honesdale Branch
Lisa Akulonis                                        Deborah A. Aragona
Branch Manager                                       Branch Sales Manager
Autumn Molinaro                                      Annemarie Roberts
Assistant Branch Manager                             Assistant Branch Sales Mgr.

                                                     Taylor Branch
Keyser Valley Branch                                 Patricia A. Jenkins
Mary Auffhammer                                      Branch Manager
Branch Manager
                                                     Tannersville Branch
Milford Township Branch                              Marjorie A. Kunkle
Cynthia Halliday                                     Branch Manager
Branch Manager
                                                     Public Square Branch
Clarks Green Branch                                  Debra A. Skurkis
Ellen Ball                                           Branch Manager
Branch Manager
                                                     East Mountain Branch
The Mall At Steamtown Branch                         Sybil G. Kline
Lauri A. Nidoh                                       Branch Manager
Branch Manager
                                                     Kingston Branch
Lords Valley Branch                                  Patricia A. Williamson
Laura Schultz                                        Branch Manager
Branch Manager                                       Mortgage Loan Originators
Carbondale Branch              Catherine Langan      Paul S. Ochman
Sheila Dick                    Lori A. Rudalavage    Theresa A. Yocum
Branch Manager                 William J. Zernhelt

                                OFFICE LOCATIONS


CORPORATE ADDRESSES                         BRANCH ADDRESSES

Lake Ariel Bancorp, Inc.                    Lake Ariel                              Milford
P.O. Box 67                                 P.O. Box 67                             214 W. Harford Street
Route 191                                   Route 191                               Milford, PA 18337
Lake Ariel, PA 18436                        Lake Ariel, PA 18436                    (570)296-0200
(570)698-5695                               (570)698-5695
                                                                                    Mountainhome
LA Bank, N.A.                               Mt. Cobb                                Route 390 Barrett Twp.
P.O. Box 67                                 Routes 348 & 247                        Mountainhome, PA 18342
Route 191                                   Lake Ariel, PA 18436                    (570)595-6400
Lake Ariel, PA 18436                        (570)689-2694
1-800-4LA-BANK                                                                      Scranton
(Pennsylvania only)                         Greene-Dreher                           409 Lackawanna Avenue
                                            Route 191                               Suite 101
LA Bank, N.A.                               Newfoundland, PA 18445                  Scranton, PA 18503-2049
Financial Center                            (570)676-4767                           (570)341-8200
409 Lackawanna Avenue, Suite 201
Scranton, PA 18503-2045                     Hamlin Corners                          Dickson City
(570)343-8200                               Routes 191 & 590                        900 Commerce Boulevard
                                            Hamlin, PA 18427                        Suite 1
LA Lease Inc.                               (570)689-0944                           Dickson City, PA 18519
P.O. Box 67                                                                         (570)489-6800
Route 191                                   Eynon
Ariel, PA 18436                             685 Scranton-Carbondale Hwy.            Honesdale
(570)698-5695                               Eynon, PA 18403-1022                    777 Old Willow Avenue Lake
                                            (570)876-1637/342-2242                  Suite 100
Ariel Financial Services, Inc.                                                      Honesdale, PA 18431
P.O. Box 67                                 Keyser Valley                           (570)253-3400
Route 191                                   130 N. Keyser Avenue
Lake Ariel, PA 18436                        Scranton, PA 18504                      Taylor
(570)698-8400                               (570)341-8100                           801 S. Main Street
(570)876-8400                                                                       Taylor, PA 18517
                                            Milford Township                        (570)562-2500
                                            Routes 6 & 209
                                            Milford, PA 18337                       Tannersville
                                            (570)296-5600                           P.O. Box 348
                                                                                    Tannersville, PA 18372
                                            Clarks Green                            (570)620-0100
                                            318 East Grove Street
                                            Clarks Green, PA 18411                  Public Square
                                            (570)587-0505                           4 Public Square
                                                                                    Wilkes-Barre, PA 18701
                                            The Mall At Steamtown                   (570)823-2900
                                            220 The Mall at Steamtown
                                            Scranton, PA 18503                      East Mountain
                                            (717)341-8000                           117 Meadow Avenue
                                                                                    Scranton, PA 18505
                                            Lords Valley                            (570)341-8900
                                            Lords Valley Shopping Plaza
                                            Route 739, South                        Kingston
                                            Lords Valley, PA 18428                  247 Wyoming Avenue
                                            (570)775-8800                           Kingston, PA 18704
                                                                                    (570)283-0500
                                            Carbondale
                                            93 Brooklyn Street
                                            Ames Shopping Plaza
                                            Carbondale, PA 18407
                                            (570)282-7400


                                            Ariel Financial Services, Inc.
                                            (2 Locations)
                                            Lake Ariel Office                        Eynon Office
                                            P.O. Box 67                              685 Scranton-Carbondale Hwy.
                                            Route 191                                Eynon, PA 18403-1022
                                            Lake Ariel, PA 18436                     (717)876-8400
                                            (717)698-8400

Business Development Boards

Lackawanna County
Martin Andrews
Eli Arenberg
Francis Bianconi
George Bieber*
Ervin Brong
Carol Chisdak
Harry T. Coleman, Esq.
Dominick Cruciani, M.D.
Gilbert Hoban
William T. Jones, Esq.
Kevin K. Kearney
Ron Leas
Dave Maddocks*
Robert A. Mazzoni
Regina Peters*
Ted Reap*
Henry Roever*
Mark Suchter
John J. Vanston
Joseph Zandarski, Ph.D., CPA
Sandor Zangardi

Monroe County**
Dario Belardi
Janet Howe Bursis
Harry Callie
H. Jane Cilurso
John W. Donaghy
Tony Farda
Rich Gommel
Jeanne Heater
Virginia Hood
Ryan Martens
Don Mick
Kerry Nix
George Royle IV, Esq.
Dennis Slayton
John E. Spewak
Mark Vultagglio
Frank Young


Wayne County
Joseph P. Ceresko
Edward Cimoch
Forrest Compton
Joseph M. Dombrowski
Harry Howell
Andrew J. Krompasky
Susan Howe Kwiatek*
James R. Shorten
Brian Smolsky
Jeffrey S. Treat, Esq.*
Alice Trunzo
Joanne C. Valanda
Michael Walker, Esq.
Louis J. Zefran



Luzerne County**
Frank Conyngham
Mary Griffin Cummings, Esq.
Mary Erwine, RN
Joan Evans
John J. Joyce
Clayton Karambelas
Thomas J. McGrath, Jr.
Christine McLaughlin, Esq.
Barbara Metcalf
Joseph F. Perugino
Joseph Peterson
Robert Riley
Joseph R. Rogowicz
Lynda Strey-Rowinski
Robert S. Tambur



Pike County
Stacey Beecher Chelak, Esq.*
Victor Decker, Esq.
Robert E. Derse
Robert J. Glasgow*
Peter Helms
Donald W. Henderson, M.D.
Douglas J. Jacobs, Esq.
Joseph F. Kameen, Esq.
Robert Lankenau
Dr. Michael Newmark
Edward S. Nikles
Robert Pityo
Karen Quick*
Edmund J. Riess, Jr.
William Sanquilly
Edward J. Shafer
George Schmitt
Thomas H. Wiss, IV
David Zeiler
*New Board Members appointed in 1999

**New Boards added in 1999
                                       97

                                   EXHIBIT 21


                         LIST OF SUBSIDIARIES OF BANCORP


Direct Subsidiary:                 LA Bank, National Association, chartered
                                   under the laws of the United States of
                                   America, a national banking association.

Indirect Subsidiaries:             LA Lease, Inc.,  incorporated under the laws
                                   of the Commonwealth of Pennsylvania,  a
                                   Pennsylvania  business  corporation and
                                   wholly-owned subsidiary of LA Bank, National
                                   Association.

                                   Ariel Financial Services, Inc., incorporated under the laws of the Commonwealth of Pennsylvania, a Pennsylvania business corporation and wholly-owned subsidiary of LA Bank, National Association.

                                   EXHIBIT 99A


                         SELECTED 5-YEAR FINANCIAL DATA
                         AND SELECTED YEAR-END BALANCES

                            LAKE ARIEL BANCORP, INC.
                            SELECTED FINANCIAL DATA

(in thousands, except per share data)

Year Ended December 31                   1998      1997      1996     1995       1994

Interest Income                        $29,220   $24,650   $20,275   $18,548   $14,157
Interest Expense                        16,740    13,525    10,183     9,514     5,967
Net interest income                     12,480    11,125    10,092     9,034     8,190
Provision for possible credit losses     1,130       780       650       810       375
Other operating income                   4,934     3,401     2,706     2,481     1,679
Other operating expenses 11,452          9,210     7,997     7,763     6,831
Income before income taxes               4,832     4,536     4,151     2,942     2,663
Provision for income taxes               1,061     1,105     1,120       635       535
Net income                               3,771     3,431     3,031     2,307     2,128

Earnings per share - Basic (1)             .79       .88       .78       .63       .59
Earnings per share - Diluted (1)           .77       .84       .78       .63       .59
Dividends per share .41                              .38       .32       .27       .25

(1) Reflects adjustment for 5% stock dividends issued on October 1, 1998, 1997, and 1996, and two-for-one stock split effective November 10, 1997.


Year End Balances
                           1998       1997       1996       1995       1994


Total assts              $474,689   $368,073   $297,906   $251,859   $236,125
Investment securities     192,417    114,790     87,000     73,169     76,677
Loans and leases, net     224,754    208,236    175,990    152,306    135,018
Deposits                  312,742    280,450    253,196    208,759    192,187
Long Term debt            115,459     47,656     20,023     15,156     15,219
Stockholders' equity       37,940     35,815     21,172     19,509     15,799