Form 10-Q
period 1999-03-31
LAKE ARIEL BANCORP INC
filed 1999-05-10
CIK 723878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1999

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

                                 (570) 698-5695
              (Registrant's telephone number, including area code)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,838,386 shares of common stock, par value $0.21 per share, as of March 31, 1999.

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                      INDEX

                                                                 Page Number
Part I - Financial Information

Item 1.           Financial Statements:
                  Consolidated Balance Sheets as of March 31, 1999
                      and December 31, 1998............................      3

                  Consolidated Statement of Income for the three
                      months ended March 31, 1999 and 1998............       4

                  Consolidated Statement of Comprehensive Income for the three
                      months ended March 31, 1999 and 1998............       5

                  Consolidated Statement of Cash Flows for the three
                      months ended March 31, 1999 and 1998............       6

                  Notes to Consolidated Financial Statements..........       8

Item 2.           Management's Discussion and Analysis or
                      Plan of Operations...............................     11

Item 3.           Quantitative and Qualitative Disclosures About
                      Market Risk......................................     12

Part II - Other Information

Item 1.           Legal Proceedings.......................................  N/A

Item 2.           Changes in Securities..................................   N/A

Item 3.           Defaults Upon Senior Securities........................   N/A

Item 4.           Submission of Matters to a Vote of Security
                      Holders............................................   N/A

Item 5.           Other Information.....................................     27

Item 6.           Exhibits and Reports on Form 8-K......................     35

                  Signatures.............................................    36

                            LAKE ARIEL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                       MARCH 31,   DECEMBER 31,
                                                         1999         1998
                                                   (in thousands)(in thousands)

ASSETS
Cash and cash equivalents ........................   $  11,963    $  19,004
Available-for-sale securities ....................     144,215       80,591
Held-to-maturity securities (fair value of $48,800
and $105,674, respectively) ......................      49,091      111,826

Loans and leases .................................     237,637      229,555
Mortgage loans held for resale ...................       7,020        2,710
   Less unearned income and loan fees ............      (4,433)      (5,151)
   Less allowance for possible credit losses .....      (2,399)      (2,360)
                                                       ---------     ------

         Net loans and leases ....................     237,825      224,754
Premises and equipment, net ......................      18,445       17,364
Accrued interest receivable ......................       3,133        3,210
Foreclosed assets held for sale ..................       1,027          358
Life insurance cash surrender value ..............       9,076        8,788
Other assets .....................................       5,643        8,794
                                                     ---------       ------
         TOTAL ASSETS ............................   $ 480,418    $ 474,689
                                                     =========       ======

LIABILITIES
Deposits:
   Noninterest-bearing ...........................   $  51,187    $  52,410
   Interest-bearing:
         Demand ..................................      44,269       41,811
         Savings .................................      40,222       38,525
         Time ....................................     131,748      137,053
         Time $100,000 and over ..................      41,631       42,943
                                                     ---------       ------
         Total Deposits ..........................     309,057      312,742

Accrued interest payable .........................       2,983        3,260
Federal funds purchased ..........................       6,650         --
Securities sold under agreements to repurchase ...       7,447        3,283
Long-term debt ...................................     114,719      115,459
Other liabilities ................................       1,384        2,005
                                                     ---------       ------
         Total Liabilities .......................     442,240      436,749
                                                     ---------       ------

STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares ....        --           --
Common stock: Authorized, 10,000,000 shares of
  $.21 par value each; issued and outstanding
  4,838,386 shares in 1999 and 4,820,192 in 1998 .       1,016        1,012
Capital surplus ..................................      29,749       29,563
Retained earnings ................................       8,102        7,620
Accumulated other comprehensive income ...........        (689)        (255)
                                                     ---------       ------

         Total Stockholders' Equity ..............       38,17       37,940
                                                     ---------       ------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY ..................   $ 480,418    $ 474,689
                                                     =========       ======

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                 1999       1998
                                   ---------------------------------------
                                     (in thousands except per share data)

INTEREST INCOME:
Loans and leases .............................   $4,673   $4,529
Investment Securities
    Taxable ..................................    2,314    2,032
    Exempt from federal income taxes .........      434      415
    Dividends ................................      119       53
                                                 ------   ------
       Total Investment Securities Income ....    2,867    2,500
                                                 ------   ------
Deposits in banks ............................        3        4
Federal funds sold ...........................       52       35
                                                 ------   ------
       TOTAL INTEREST INCOME .................    7,595    7,068
                                                 ------   ------

INTEREST EXPENSE:
Deposits .....................................    2,716    2,726
Long-term debt ...............................    1,584    1,260
Federal funds purchased ......................        8       19
Short-term borrowings ........................        7       10
Securities sold under agreements to repurchase       55        1
                                                 ------   ------
      TOTAL INTEREST EXPENSE .................    4,370    4,016
                                                 ------   ------
NET INTEREST INCOME ..........................    3,225    3,052
PROVISION FOR POSSIBLE
  CREDIT LOSSES ..............................      145      200
                                                 ------   ------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE CREDIT LOSSES .................    3,080    2,852
                                                 ------   ------

OTHER OPERATING INCOME:
Loan origination fees ........................       14     --
Customer service charges and fees ............      448      334
Mortgage servicing fees ......................       66       77
Investment security gains (losses), net ......       15       55
Gain (loss) on sale of loans, net ............       69       79
Gain (loss) on sale of assets, net ...........     --        311
Other income .................................      419      312
                                                 ------   ------
       TOTAL OTHER OPERATING INCOME ..........    1,031    1,168
                                                 ------   ------

OTHER OPERATING EXPENSES:
Salaries and benefits ........................    1,354    1,184
Occupancy expense ............................      412      369
Equipment expense ............................      326      288
Advertising ..................................      130       76
Other expenses ...............................      792      699
                                                 ------   ------
       TOTAL OTHER OPERATING EXPENSES ........    3,014    2,616
                                                 ------   ------

INCOME BEFORE PROVISION FOR
 INCOME TAXES ................................    1,097    1,404
PROVISION FOR INCOME TAXES ...................      270      325
                                                 ------   ------
NET INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE ...........      827    1,079
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, NET OF TAX ............      138     --
                                                 ------   ------
NET INCOME ...................................   $  965   $1,079
                                                 ======   ======










Earnings per share-basic*:
  Before cumulative effect .......         $    0.17  $  0.23
  Cumulative effect ..............              0.03       --
                                           ---------   ------
  Net Income .....................         $    0.20  $  0.23
                                           =========  =======

Earnings per share-diluted*:
  Before cumulative effect .......         $    0.17  $  0.22
  Cumulative effect ..............              0.03       --
                                           ---------  -------
  Net Income .....................         $    0.20  $  0.22
                                           ========= =========

Dividends per share ..............         $    0.10  $  0.09
                                           ========= =========

Fully diluted weighted average no
 of shares outstanding*: .........             4,917    4,922


*Reflects  adjustment  for 5% stock  dividend  issued on October  1,  1998.  The
accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.

                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                                   1999        1998
                                                                    (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...............................................   $    965    $  1,079
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible credit losses ..................        145         200
     Depreciation, amortization, and accretion .............        489         328
     Deferred income taxes .................................        603         (87)
     Investment security (gain) loss, net ..................        (15)        (55)
     Investment security (gain) loss, net from
       change in accounting principle, net of tax ..........       (138)       --
     (Gain) on sale of loans ...............................        (69)        (80)
     Loss on sale of foreclosed assets .....................       --            26
     (Gain) on sale of credit card portfolio ...............       --          (337)
     (Increase) in mortgage loans held for resale ..........     (4,241)     (3,655)
     (Increase) decrease in accrued interest receivable ....         77        (483)
     Increase (decrease) in accrued interest payable .......       (277)        120
     (Increase) decrease in other assets ...................      2,772      (1,732)
     Increase (decrease) in other liabilities ..............       (621)        314
                                                               --------    --------

NET CASH (USED) BY
  OPERATING ACTIVITIES .....................................       (310)     (4,362)
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities and paydowns ..................        934       4,401
    Purchases ..............................................     (9,323)    (27,247)
  Available-for-sale securities:
    Proceeds from maturities and paydowns ..................      7,085       1,961
    Proceeds from sales ....................................     45,276      10,815
    Purchases ..............................................    (45,517)    (41,596)
  (Increase) of life insurance policies cash surrender value       (288)       (397)
  (Increase) decrease in loans and leases ..................     (9,575)      1,986
  Purchases of premises and equipment ......................     (1,419)     (1,318)
  Proceeds from sale of credit card portfolio ..............       --           355
  Proceeds from sale of foreclosed assets ..................       --            74
                                                               --------    --------
  NET CASH USED IN INVESTING ACTIVITIES ....................    (12,827)    (50,966)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) in deposits ...............................     (3,685)     (1,633)
  Increase in Federal funds purchased ......................      6,650       9,300
  Increase (decrease) in securities sold under
     agreements to repurchase ..............................      4,164        (100)
  Proceeds from long-term debt .............................       --        50,000
  Principal payments on long-term debt .....................       (740)       (682)
  Proceeds from issuance of common stock ...................        190         161
  Cash dividends ...........................................       (483)       (410)
                                                               --------    --------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES ....................................      6,096      56,636
                                                               --------    --------









INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ....................                        (7,041)       1,308
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR ...................                        19,004       17,109
                                                               -------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 11,963      $18,417
                                                               =======     ========

CASH PAID DURING THE YEAR FOR:
   Interest ............................                      $  4,647      $ 4,016
                                                               =======     ========
   Income taxes ........................   ...... .            $   100      $   --
                                                               =======     ========

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q

Part I  - Financial Information (Cont'd)
Item 1.  Financial Statements (Cont'd)

Notes to Consolidated Financial Statements

The financial information as of December 31, 1998 is audited and for the interim periods ended March 31, 1999 and 1998 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

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

         From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first three months of 1999 or 1998.

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

         SFAS No. 133 establised accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In connection with the first quarter 1999 implementation of SFAS No. 133, the Company transfered $71,137,000 of debt securities classified as held-to-maturity to the available-for-sale category. Such transfer will not call into question the Company's future intention to hold other debt to maturity. Certain of these debt securities were subsequently sold at a total gain of $183,000. Since both the adoption of SFAS No. 133 and subsequent sale of these securities were within the same reporting period, the gain is reported as a cumulative effect of change in accounting principle, net of tax. Any other impact on the Company's financial position and results of operations will be dependent upon the future volume (if any) of acquisitions of derivative instruments and hedging activities.

4.       RECLASSIFICATIONS

         Certain prior years' amounts have been reclassified to conform to the 1999 reporting format.

5.       SHORT-TERM BORROWINGS AND LONG-TERM DEBT

         There were no short-term borrowings at March 31, 1999.

         Long-term debt at March 31, 1999 consisted of the following (in thousands):

         Unsecured note, payable in the amount
         of $850.32 monthly, fixed interest rate
         of 2.9%, maturing November, 2000...........................$        16

         Mortgage, payable in the amount
         of $7,500.00 monthly, maturing May, 2008....................       618

         Borrowings with The Federal Home Loan Bank.................... 114,085
           Total.......................................................$114,719

         Annual maturities of the long-term debt are as follows: $2,292 in 1999; $8,231 in 2000; $8,339 in 2001; $5,448 in 2002; $50,065 in 2003; $69 in 2004;
$30,074 in 2005; $79 in 2006; $85 in 2007, and $10,037 in 2008.

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

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q

Part I -  Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis or Plan of
           Operations:

The consolidated financial review of Lake Ariel Bancorp, Inc. ("the Company") provides a comparison of the performance of the Company for the periods ended March 31, 1999 and 1998. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this annual report.

Background

The Company is a one bank holding company whose principal subsidiary is LA Bank, N.A. The Company operates 21 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Monroe, Pike and Wayne Counties. At March 31, 1999, the Company had 173 full-time equivalent employees.

         NET INTEREST INCOME

         Net income for the first three months of 1999 decreased to $965,000, a decrease of $114,000 or 10.6% from 1998. Net income for the first three months of 1998 was $1.1 million, an increase of $370,000 or 50.7% over 1997. On a per share basis, net income was $0.20 basic and $0.20 diluted in 1999 and $0.23 basic and $0.22 diluted in 1998. Weighted average shares outstanding - diluted at March 31, 1999 and 1998 were 4,917,000, and 4,922,000, respectively. Earnings per share and weighted average shares outstanding reflect adjustment for the 5% stock dividends paid on October 1, 1998 and 1997, and the two-for-one stock split effective November 10, 1997.

         Net income for the first quarter of 1998 included a one-time gain of $348,000 from the sale of the credit card portfolio. Excluding this 1998 nonrecurring item, first quarter 1999 net income increased by 32% over first quarter 1998.

         Net interest income improved in 1999, which increased to $3.2 million, an increase of $173,000 or 5.7% over 1998. Other operating income increased to $1.2 million (including the realized gain of $183,000 on security sales reported as cumulative effect of change in accounting principle from the adoption of SFAS No. 133), an increase of $46,000 or 3.9% from 1998. Other operating income for 1998 included a $348,000 gain from the sale of the credit card portfolio. Excluding this 1998 nonrecurring item, other operating income for 1999 increased by 48.1% over 1998. The increase reflects gains of $183,000 recognized on the sale of investment securities and a 34.1% increase in fees and other income charged to customers as a result of both volume and rate increases. The increase in other operating expenses, which increased to $3.0 million, an increase of $398,000 or 15.2% over 1998, is the direct result of the additional salaries and benefits, occupancy and equipment expenses related to the new branches added in 1998. The Company continued to focus its efforts toward retail banking services within its market area in 1998 with specific attention given to increasing market share.

         The growth in net income in 1998 was attributable to the improvement in net interest income, which increased to $3.1 million, an increase of $400,000 or 14.8% over 1997, and which was also coupled with an increase in other operating income to $1.2 million, an increase of $600,000 or 200% over 1997. This increase more than offset the increase in other operating expenses to $2.6 million, an increase of $400,000 or 18.2% over 1997.

Analysis of Net Interest Income
         For the first three months of 1999, net interest income (tax-equivalent basis) increased to $3.5 million, an increase of $241,000 or 7.5% over 1998 levels. Average loans and leases increased to $233.5 million, an increase of $21.1 million or 9.9% over 1998. Average commercial loans grew to $83.8 million, an increase of $12.3 million or 17.2% over 1998 levels. Interest income on commercial loans increased to $1.8 million, an increase of $178,000 or 2.5% over 1998. This was due to increased volume. The national prime rate as reported in a national publication published daily, an index to which the majority of these loans were tied, was 7.75% at March 31, 1999 and 8.50% at March 31, 1998. Average real estate loans increased 1.0%; however, decreasing rates contributed to a 3.6% decrease in interest income on real estate loans. Average consumer loans, which included leases, increased $7.7 million or 21.0% over 1998, and resulted in an 11.0% increase in related interest income.

         Net interest income (tax-equivalent basis) for the first three months of 1998 increased to $3.2 million, an increase of $300,000 or 10.3% over 1997. This increase was due to the continued strong growth of earning assets, which grew 23.9% over 1997 levels.

         On average, investment securities in 1999 increased to $191.3 million, an increase of $37.3 million or 24.2% over 1998 levels. Investment securities in 1998 increased to $154.0 million, an increase of $41.2 million or 36.5% over 1997 levels. Income earned on investment securities increased to $3.1 million, an increase of $377,000 or 13.9% over 1998. Income earned in 1998 increased to $2.7 million, an increase of $700,000 or 35.0% over 1997. As is discussed under "Financial Condition," the asset/liability management and investment strategies that were employed during 1999 and 1998 resulted in increased holdings of investment securities and created an increase in investment income. The mix of securities in the investment portfolio changed slightly during 1999. Taxable securities, which represented 79.4% of the investment portfolio in 1998, increased to 81.7% or $156.2 million in 1999. At March 31, 1999, tax-exempt securities represented 18.3% of the portfolio compared to 20.6% in 1998. In 1999, tax-exempt securities, for part of the year, provided better after-tax investment returns than taxable issues in similar maturity and quality ranges. Accordingly, average balances on state and municipal securities at March 31, 1999 increased to $35.1 million, an increase of $3.4 million or 10.3% over 1998.

         Average interest-bearing deposits at March 31, 1999 increased to $260.7 million, an increase of $20.9 million or 8.7% over 1998.

         Average savings and interest-bearing demand deposits at March 31, 1999 increased to $86.6 million, an increase of $19.0 million or 28.2% over 1998. As a percentage of total average interest-bearing deposits, savings and interest-bearing demand deposits represented 33.2% in 1999 and 28.2% in 1998. Due to the increase in the volume of lower interest-bearing deposits, the rates at which time deposits were repricing and the volume increases, interest expense on deposits for the three months ended March 31 1999 remained constant at $2.7 million. These results were reflected in the cost of funds on deposits which decreased 8.2% from 1998 through 1999, while volume increased 8.7%. There were no brokered deposits within the Company's deposit base during 1999 or 1998.

         Short-term   borrowings,   including   federal  funds  purchased,   and
securities sold under agreements to repurchase, averaged $6.4 million in 1999 and $1.6 million in 1998.

         Interest expense as a percent of earning assets decreased by 29 basis points from 4.41% in 1998 to 4.12% in 1999 due to the volume increase in interest bearing liabilities, the mix in the makeup of the interest-bearing deposits, and the decrease in the related interest rates paid.

         The overall effect of the decrease in yield on investments and loans and leases, decrease in interest rates paid, the shift in mix of and growth in deposit accounts and long-term debt and the growth in earning assets produced a negative impact on net interest margin. The net interest margin decreased by 26 basis points to 3.28% in 1999 from 3.54% in 1998.

         The following tables provide an analysis of changes in net interest income with regard to volume, rate and yields of interest-bearing assets and liabilities based on average balances for each period. Components of interest income and expenses are presented on a tax-equivalent basis using the statutory federal income tax rate of 34% each year.



                                                                         For Three Months Ended March 31,
                                                                    1999                         1998
                                         ------------------------------------------------------------------------------------------
                                                      Average      Interest           Average    Interest
                                                      Balance       Income/    Yield/ Balance    Income/       Yield/
                                                       (1)          Expense     Rate    (1)      Expense        Rate
                                         ------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

Earning assets:
Federal funds sold ..............................     $4,746         $53        4.53%  $ 2.591     $35         5.48%
Deposits in Federal Home Loan Bank ..............        139           2        5.84       455       4          3.57
Investment securities:
   U.S. government agencies .....................    149,376        2,31        6.28   117,630   2,032          7.01
   State and municipal(2) .......................     35,058         658        7.61    31,796     629          8.02
   Other securities .............................      6,863         119        7.03     4,616      53          4.66
                                                       -----     -------                 -----     ---
     Total investment securities ................    191,297       3,091        6.55   154,042   2,714          7.15
Loans and leases:
   Commercial, financial and industrial .........     83,768       1,753        8.49    71,454   1,575          8.94
   Real estate-construction and mortgage ........    105,606       1,962        7.53   104,518   2,035          7.90
    Installment loans to individuals(3) .........     38,821         836        8.73    33,238     779          9.51
   Lease financing(3) ...........................      5,327         139       10.58     3,238      99         12.40
                                                        -----    -------                 -----    ----
     Total loans and leases .....................    233,522       4,690        8.15   212,448   4,488          8.57

Total earning assets ............................    429,704       7,836        7.40   369,536   7,241          7.95

Cash and due from banks .........................     10,835                             9,611
Premises and equipment ..........................     17,898                            13,621

Other, less allowance for credit losses
   and loan fees ................................     15,614                            12,400
                                                       -----                           -------
Total assets ....................................   $474,051                          $405,168
                                                    ========                           =======

Liabilities and stockholders' equity:
Interest-bearing deposits:
   Demand .......................................    $42,325        $239        2.29% $ 30,874 $   155          2.04%
   Savings ......................................     44,246         163        1.49    36,674     181          2.00
   Time .........................................    134,598       1,833        5.52   127,069   1,754          5.60
   Time over $100,000 ...........................     39,498         482        4.95    45,131     636          5.72
                                                     -------       -----               -------    ----
     Total interest-bearing deposits ............    260,667       2,717        4.23   239,748   2,726          4.61
Federal funds purchased .........................
Short-term borrowings ...........................      1,196          15        5.09     1,429      16          4.54
Securities sold under agreements
   to repurchase ................................      5,252          55        4.25       137       2          5.92
Long-term debt ..................................    114,976       1,583        5.58    83,877   1,272          6.15
                                                      ------       -----               -------   -----
Total interest-bearing liabilities ..............    382,091       4,370        4.64   325,191   4,016          5.01
                                                                   -----                       -------
Demand - noninterest - bearing ..................     49,893                            39,812

Other liabilities ...............................      4,606                             4,273
                                                       -----                           -------
Total liabilities ...............................    436,590                           369,276
Stockholders' equity ............................     37,461                            35,892
                                                      -----                           -------
Total liabilities and stockholders' equity ......   $474,051                          $405,168
                                                     =======                           =======

Net interest income .............................                  $3,466                       $3,225
                                                                    =====                      =======
Net interest spread .............................                               2.76%                           2.94%
                                                                                =====                         =======
Net interest margin(4) ..........................                               3.28%                           3.54%
                                                                                =====                         =======

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


                                                                 1999 Compared to 1998(1)
                                                                Caused by              Total
                                                             Volume    Rate          Variance
                                                                     (In thousands)

Interest income:
   Federal funds sold............................           $  25     $  (7)          $   18
   Deposits in Federal Home Loan Bank                          (4)        2               (2)
   Investment securities.........................             608      (231)             377
   Loans and leases..............................             497      (295)             202
                                                          -------     ------         -------
Total interest income............................           1,126      (531)             595
                                                           ------     ------         -------

Interest expense:
   Demand and savings deposits...................              96       (30)              66
   Time deposits.................................              29      (104)             (75)
   Borrowed funds................................             491      (128)             363
                                                          -------    -------         -------
Total interest expense...........................             616      (262)             354
                                                          -------    -------         -------

Net interest income..............................          $  510    $ (269)          $  241
                                                           ======    =======          ======

------------------------------
(1) The portion of the total change attributable to both volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.


Provision for Possible Credit Losses
         The provision for possible credit losses for the three months ended March 31, 1999 increased to $145,000, a decrease of $55,000 or 27.5% over 1998. In 1999, the provision for possible credit losses was 137% of net charge-offs, compared to 270% in 1998. The provision represented management's assessment of the risks inherent in the loan and lease portfolio while providing the amounts necessary to cover potential charge-offs.

         Net charge-offs in 1999 increased to $106,000, an increase of $32,000 or 43.2% over the same period in 1998. The net charge-offs in 1999 were primarily attributed to the commercial and consumer installment loan portfolio.

         Net charge-offs on commercial and industrial loans for 1999 were $43,000 or 40.6% of net charge-offs in 1999 compared to $0 of net charge-offs for 1998. Consumer and credit card, lease financing, and real estate related debt accounted for 59.4% in 1999 and 100.0% in 1998, of net charge-offs, respectively.

         OTHER OPERATING INCOME

         Other operating income in the first three months of 1999 increased to $1.2 million (including the realized gain of $183,000 on security sales reported as cumulative effect of change in accounting principle from the adoption of SFAS No. 133), an increase of $46,000 or 3.9% from 1998. The 1998 amount reflects a gain of $348,000 recognized ont he sale of our credit card portfolio. Excluding this gain, 1999 other operating income represents an increase of 48.1% over 1998. Mortgage servicing fee income in 1999 decreased to $66,000, a decrease of $11,000 or 14.3% over 1998. These fees were directly influenced by the volume of loans that were sold in the secondary market, net of loans paid off. Gains or losses on sales of mortgage loans occurred when the coupon rates on mortgage loans exceeded or fell short of the yields required by the purchasers. The net gain of $69,000 recorded in 1999, compared with the net gain of $79,000 in 1998, was indicative of the changes in interest rates during the periods in which the sales occurred.

         Fee income from service charges on demand deposits, item processing, return items and other service fees in 1999 increased to $448,000 million, an increase of $114,000 or 34.1%. These fees, which represented 49.3% of other operating income, were influenced by both pricing changes and increases in the number of consumer and business demand deposit accounts.

         Net gains on available-for-sale securities represented approximately 1.7% in 1999 and 4.7% in 1998 of other operating income, respectively. Reported on the consolidated statement of income for 1999 as "Cumulative Effect of Change in Accounting Principle, Net of Tax" are additional available-for-sale security sales. The gain of $183,000 less income taxes of $45,000 represents the transfer of securities from held-to-maturity to the available-for-sale category and then sold, all within the first quarter. The opportunity to transfer and the subsequent accounting treatment are as per SFAS No. 133. The sales of these securities resulted from the Company's decision to liquidate certain securities to capture market gains with the ability to reinvest in bonds with similar risk and yield.

         Included in other income are earnings on directors' and officers' life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in three of the Company's branch offices, automated teller machine surcharge income, commissions on check orders and other general service fees. Other income in 1999 increased to $419,000, an increase of $107,000 or 34.3% over 1998. Earnings on directors' and officers' life insurance policies represented $102,000 of the increase.

         OTHER OPERATING EXPENSES

         Other operating expenses in 1999 increased to $3.0 million, an increase of $398,000 or 15.2% over 1998. Salaries and benefits, which were the most significant of the noninterest expenses, increased in each of the years reported. Salaries and benefits for 1999 increased to $1.4 million, an increase of $170,000 or 14.4% over 1998. This increase was due to the additional staffing needs in both new and existing branch and administrative offices, merit increases and the added costs associated with health care insurance and other benefits which were provided by the Company.

         Equipment and occupancy expenses in 1999 increased to $738,000, an increase of $81,000 or 12.3% over 1998. These increases were primarily attributable to the growth in the number of branch offices, in addition to overall increases in overhead expenses, maintenance costs and equipment upgrades (including computer hardware and software), and the Year 2000 testing and related equipment costs throughout the branch network.

         FDIC insurance assessments decreased from $222,000 in 1995, to $2,000 in 1996, $0 in 1997 and 1998. The decrease in the FDIC insurance assessment reflected the decision by the FDIC in late 1995 to charge well-capitalized banks a $1,000 semi-annual membership fee without any deposit-based insurance premium, then reducing this amount to zero in 1997 and beyond.

         Other expenses in 1999 increased to $789,000, an increase of $90,000 or 12.9% over 1998. Included in these expenses were such costs as legal fees, professional and audit, state shares' tax, directors' fees and other general operating expenses.

         INCOME TAXES

         The provision for income taxes for the three months ended March 31, 1999 was $315,000, a decrease of 3.1% or $10,000 in 1999. The effective tax rate for 1999 and 1998 was 24.6% and 23.1%, respectively.

         FINANCIAL CONDITION

March 31, 1999 Compared to December 31, 1998

         The Company's total assets increased to $480.4 million at March 31, 1999, an increase of $5.7 million or 1.2% from $474.7 million at December 31, 1998. The increase in assets was primarily attributable to a $13.1 million growth in net loans and leases and a $7.0 million decrease in Federal Funds sold.

         The amortized cost of investment securities, including held-to-maturity
(HTM) and available-for-sale (AFS), increased to $194.1 million at March 31, 1999, an increase of $1.3 million or 1.0% from $192.8 million at December 31, 1998. The continued attention given to management's asset/liability and investment strategies resulted in an increase in net interest income while controlling interest rate risk. In the first quarter of 1999, LA Bank, like most financial institutions, experienced decreasing yields. This was the result of many callable or mortgage related securities paying off quicker than expected, causing reinvestment into lower yielding securities. If securities were owned at a premium, the early payoff also had the effect of lowering the yield being earned.

         An investment strategy was implemented to combat decreasing yields. First, sales of faster paying, lower yielding securities were replaced with lower coupon, lower priced, longer term, higher yielding securities. Secondly, municipal securities with short remaining terms were sold at a proft (approximately $138,000) and reinvested into like-kind, longer-term municipal securities without sacrificing yield or risk. At March 31, 1999, gross unrealized gains in the HTM investments were $510,000 while gross unrealized losses amounted to $803,000.

         The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at March 31, 1999. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.



                                                                    Available-for-Sale March 31 , 1999

                                                          After 1 Year But   After 5 Years But    After 10 Years
                                Within 1 Year             Within 5 Years     Within 10 Years     or no maturity  Total
                               -----------------------------------------------------------------------------------------------

                                    Amount      Yield    Amount     Yield     Amount     Yield   Amount   Yield  Amount   Yield
Amortized cost:                                                         (Dollars in thousands)

U.S. government agencies and
   corporations...............    $ 22,176       6.79%   $ 33,387    6.70%$    8,799     6.60%  $ 59,578   6.64%   $123,940  6.68%
Obligations of state and
   political subdivisions.....           -          -         405    6.84        394     6.46     13,125   6.70      13,924  6.69
Equity securities.............           -          -           -       -          -        -      7,106   6.71       7,106  6.71
                              ------------   ---------  ---------    -----    ------
Total securities available
 for sale                         $ 22,176        6.79%  $ 33,792    6.70%   $ 9.193    6.60%   $ 79,809   6.65%   $144,970  6.68%
                                  ========               ========           ========            ========           ========



                                                                         Held-to-Maturity March 31, 1999

                                                 After 1 Year But  After 5 Years But After 10 Years
                                Within 1 Year     Within 5 Years  Within 10 Years   or no maturity     Total
                               ---------------   --------------   ----------------  --------------  --------------

                               Amount   Yield    Amount   Yield   Amount    Yield   Amount   Yield  Amount   Yield
Amortized cost:                                                         (Dollars in thousands)

U.S. government agencies and
   corporations............... $  1,084       6.07%  $  4,337  6.07%$    5,422     6.07% $ 13,489    6.07%     $ 24,332   6.07%
Obligations of state and
   political subdivisions.....        -          -        200   7.21     6,626     7.44    17,933    7.20        24,759   7.26
                              -----------           ---------        ---------           --------               --------
Total securities held to
  maturity                     $  1,084       6.07%   $ 4,537   6.12% $ 12,048    6.82%  $ 31,422    6.71%     $ 49,091   6.67%
                                ========             ========         ========            ========             ========


         Total net loans increased to $237.8 million at March 31, 1999, an increase of $13.1 million or 5.8% from $224.8 million at December 31, 1998. The increase in net loans was directly related to the growth in commercial loans. Residential mortgage loans, which included real estate construction loans, decreased to $98.6 million at March 31, 1999, a decrease of $8.1 million or 7.6% from $106.7 million at December 31, 1998. Approximately $4.7 million of mortgage loans were sold during the first three months of 1999.

         Consumer loans and leases, net of unearned discounts, increased to $45.2 million at March 31, 1999, an increase of $3.5 million or 8.4% from $41.7 million at December 31, 1998. Commercial loans increased to $97.0 million at March 31, 1999, an increase of $17.7 million or 22.3% from $79.3 million at December 31, 1998. Commercial loans consisted of loans made to small businesses within the Company's market area and were generally secured by real estate and other assets of the borrowers.

         Life insurance cash surrender value increased to $9.1 million at March 31, 1999, an increase of $258,000 or 2.9% from $8.8 million at December 31, 1998. This represents an investment in 1997 in various life insurance policies to fund both a non-qualified supplemental retirement plan (SERP) and an officer group term life insurance replacement plan on the executive officers and certain other officers of the Company.

         Total deposits decreased to $309.1 million at March 31, 1999, a decrease of $3.7 million or 1.2% from $312.7 million at December 31, 1998. Noninterest-bearing demand deposits decreased to $51.2 million at March 31, 1999, a decrease of $1.2 million or 2.3% from $52.4 million at December 31, 1998. In the aggregate, savings and interest- bearing demand deposits increased to $84.5 million at March 31, 1999, an increase of $4.2 million or 5.2% from $80.3 million at December 31, 1998. As a percentage of total deposits, savings and interest-bearing demand deposits represented 27.3% in 1999, compared to 25.7% in 1998. Time deposits, which include certificates of deposit in denominations of $100,000 or more, decreased to $173.4 million at March 31, 1999, a decrease of $6.6 million or 3.7% from $180.0 million at December 31, 1998. As a percentage of total deposits, these deposits represented 56.1% in 1999 and 57.6% in 1998. Approximately $10.9 million of these deposits are from public funds of school districts and local governments located within the Company's market area. Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. There are no brokered deposits included in certificates of deposit of $100,000 or more.

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

Company at March 31, 1999 and December 31, 1998:

                                              1999                    1998
                                                     (in thousands)
Loans past due 90 days or more               $   308                $  759
Impaired loans in nonaccrual status            2,083                 2,088
Other nonaccrual loans                           329                   308
                                             -------               -------
         Total nonperforming loans             2,720                 3,155

Foreclosed assets held for sale                1,026                   357
                                             -------              --------
         Total nonperforming assets           $3,746               $ 3,512
                                              ======               =======

Nonperforming loans as a
     percentage of loans                        1.13%                 1.39%
Nonperforming assets as a
     percentage of assets                       0.78%                 0.74%

         Nonperforming loans decreased 13.8% from year-end 1998. Nonaccrual loans increased $16,000 or 1.0% from year-end 1998. Commercial loans accounted for 86.4% of all nonaccruals, followed by real estate loans at 13.6%. Within the $2.4 million of total nonaccrual loans, 100% were secured by mortgages, primarily first liens, against residential or commercial properties. Loans past due 90 days or more decreased $451,000 from 1998 year-end levels. These loans included $287,000 in real estate mortgages, $0 in consumer credit, $0 in commercial loans and $21,000 in leasing. These loans were reviewed by management at its quarterly loan review meetings regarding collection efforts.

         Legal proceedings on the nonaccrual loans are ongoing, routine, and are reviewed by management on a continuing basis. No material losses are expected as a result of these proceedings.

         Foreclosed assets held for sale were $1.0 million at March 31, 1999 compared to $357,000 at year-end 1998. The increase was a result of foreclosure of two residential properties and a commercial property. The Company does not expect any material losses on the sales of these properties based on current appraised values exceeding book values. See "Factors That May Affect Future Results" for factors that could affect sales prices of foreclosed assets.

         POTENTIAL PROBLEM LOANS

         At March 31, 1999, the Company had approximately $1.8 million of potential problem loans not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at March 31, 1999. See "Factors That May Affect Future Results" for further discussion.

         ALLOWANCE FOR POSSIBLE CREDIT LOSSES

         The Company determined the provision for possible credit losses through a quarterly review of the loan portfolio. Factors such as declining economic trends; the volume of nonperforming loans; concentrations of credit risk; adverse situations that may affect the borrower's ability to repay; prior loss experience within the various categories of the portfolio; and current economic conditions were considered when reviewing the risks in the portfolio. Larger exposures were analyzed individually. Over the past several years, the Company implemented more stringent underwriting standards in commercial lending as this category of loans continues to grow. While management believed the allowance for possible credit losses was adequate, future additions to the allowance may be necessary based on changes in economic conditions. The adequacy of the allowance for possible credit losses was reviewed quarterly by a loan review committee comprised of members of the Board of Directors and senior management of the Company. The full Board of Directors reviewed the relevant ratios with respect to the allowance after the loan review committee made its recommendations. At March 31, 1999 and December 31, 1998, the allowance for possible credit losses was 1.00% and 1.04% of loans, respectively. For further discussion on factors that could influence the allowance for possible credit losses, see "Factors That May Affect Future Results."

Changes in the allowance for possible credit losses at March 31, 1999 and December 31, 1998 were as follows:

                                           1999         1998
                                         (dollars in thousands)

Balance at beginning of period              $2,360    $2,109
                                           -------   -------

Charge-offs:
         Real estate-construction                -         -
         Real estate-mortgage                    -       122
         Commercial and industrial              44       512
         Consumer installment                   81       282
         Lease financing                         8        29
                                        ---------- ---------

                  Total                        133       945
                                          --------  --------

Recoveries:
         Real estate-construction                -         -
         Real estate-mortgage                    -         -
         Commercial and industrial               1         6
         Consumer installment                   26        59
         Lease financing                         -         -
                                        ----------   -------

                  Total                         27        65
                                         --------- ---------

Net charge-offs                                106       880
                                          -------- ---------
Provision for possible credit losses           145     1,130
                                          --------  --------

Balance at end of period                    $2,399    $2,360
                                           =======   =======

Ratio of net charge-offs during period to
  average loans outstanding during period     0.05%     0.40%
                                          ======== =========

         The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for possible credit losses among various categories. At March 31, 1999, approximately 70.2% of the allowance for possible credit losses is allocated to general risk to protect the Company against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for possible credit losses is available to absorb future loan losses in any loan category.


                                                      September 30,    December 31,
                                                          1999            1998
                                                             Percent          Percent
                                                             of Loans         of Loans
                                                             in Each          in Each
                                                             Category         Category
                                                     Amount to Loans(1)Amount to Loans(1)
                                                             (Dollars in thousands)

Allocation of allowance for possible credit losses:
Real Estate .......................................     $333    40%     $281    46%
Commercial and industrial .........................    1,414    40     1,230    36
Consumer installment ..............................      340    17       361    16
Lease financing ...................................       99     3        92     2
Unallocated .......................................      213     -       396     -
                                                    --------------  --------   ---
      Total .......................................   $2,399   100%   $2,360   100%
                                                     =======  ====   =======  ====

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

         At March 31, 1999, LA Bank maintained a one year cumulative gap of negative $11.4 million or 2.37% of total assets. The effect of this gap position provided a negative mismatch of assets and liabilities which can expose LA Bank to interest rate risk during a period of increasing interest rates. Conversely, in a decreasing interest rate environment, net income could be positively affected because more liabilities than assets will reprice during a given period.

                                                                     Interest Sensitivity Gap at March 31, 1999
                                               3 months       3 through      1 through        Over
                                                  or less     12 months        3 years       3 years        Total
                                               ------------   ---------      -----------     -------        -----
                                                                                   (Dollars in thousands)


Cash and cash equivalents...................    $  533      $       97   $         -      $  11,333     $   11,963
Investment securities(1)(2).................    14,533          21,008         37,128       120,354        193,023
Loans(2)....................................    58,666          62,853         57,951        58,303        237,773
Fixed and other assets......................      -           -                -             37,471         37,471
                                            ------------- ------------    -----------     ---------      ---------
Total assets................................ $  73,732        $ 83,958       $ 95,079      $227,461       $480,230
                                             =========        ========       ========      ========       ========

Non interest-bearing transaction deposits(3)    $    -         $    -        $ 25,694     $  25,694      $  51,388
Interest-bearing transaction deposits(3)         1,345          14,650         18,506        52,203         86,704
Time........................................    29,299          67,378         18,026        14,832        129,535
Time over $100,000..........................    14,029          19,904          7,698        -              41,631
Short-term borrowings.......................    14,386             866          2,013        -              17,265
Long-term debt..............................     5,553           1,660         33,894        70,444        111,551
Other liabilities...........................         -              -             -           4,266          4,266
                                               ------------------------- ------------    ----------     ----------
     Total Liabilities...................... $  64,612       $104,458        $105,831      $167,439       $442,340
                                               =========      ========       ========      ========       ========

Interest sensitivity gap....................$    9,120       $(20,500)      $(10,752)     $  60,022
                                            ==========       =========      =========     =========

Cumulative gap..............................$    9,120       $(11,380)      $  22,132     $  37,890
                                            ==========       =========      =========     =========

Cumulative gap to total assets..............     1.90%         (2.37)%        (4.61)%         7.89%





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

         The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at March 31, 1999 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the March 31, 1999 levels.

                                             Rates +200              Rates -200

Earnings at risk:
   Percent change in:
      Net Interest Income                     3.00%                     (5.62)%
      Net Income                             (7.85)%                   (12.70)%

Economic value at risk:
   Percent change in:
      Economic value of equity              (18.69)%                    (5.95)%
      Economic value of equity as a
      percent of book assets                  2.39%                       .76%

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

         An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at March 31, 1999 was 7.70% compared to 7.72% at December 31, 1998. For 1999 and 1998, the ratios were well above minimum regulatory guidelines.

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

                                                             At March 31, 1999
                                                          (Dollars in thousands)

      Primary capital......................................      $  38,579
      Intangible assets....................................          2,226
                                                                ----------
      Tier I capital.......................................         36,353
      Tier II capital......................................          2,300
                                                                ----------
      Total risk-based capital.............................      $  38,653
                                                                 =========

      Total risk-weighted assets...........................      $ 259,426
      Tier I ratio.........................................         14.01%
      Risk-based capital ratio.............................         14.90%
      Tier I leverage ratio................................          7.70%

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

         At March 31, 1999, the Company maintained $12.0 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $7.0 million of mortgage loans held for resale and $144.2 million in AFS securities. This combined total of $163.2 million represented 34.0% of total assets at March 31, 1999. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At March 31, 1999, approximately 64.3% of the Company's assets were funded by core deposits acquired within its market area. An additional 7.9% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash used by operating activities was $310,000 for the three months ended March 31, 1999, as compared to net cash used by operating activities of $4.4 million for the comparable period in 1998. This $4.1 million decrease is primarily related to a net $4.5 million decrease in the change in other assets. Net cash used in investing activities decreased $38.1 million for the three months ended March 31, 1999, from $51.0 million to $12.8 million, which was primarily attributable to purchases of investment securities. Net cash provided by financing activities decreased $50.5 million from 1998. A net increase in FHLB borrowings of $50.0 million during the three months ended March 31, 1998 was used to fund investment purchases.

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



*2nd Quarter 1998              *3rd Quarter 1998               *4th Quarter 1998                        1st/2nd Quarter 1999

-Tested core applications.     -All depositors were sent a     -Sought alternate hardware and software -Implement any new hardware
-Began renovation of PC's and   letter stating the bank's        vendors for those applications that     and/or software vendors.
  routers.                      Y2K status.                      were not Y2K compliant.                -Continue testing core
-Prepared contingency plan.    -Continued testing core          -Continued testing core applications      applications for critical
                                 applications for critical dates. for critical dates.                      dates.
                               -Commercial customers with a      -Partnered with Unisys Corp. to        -Complete renovations.
                                borrowing relationship between    conduct Y2K testing. The Bank's       -Test non mission critical
                                $150,000 to $250,000, and         technology platform was aged into      equipment with date
                                any others heavily reliant on     the Year 2000 and transactional        sensitive operating
                                technology were assessed          testing was conducted.                 controls orcalendar
                                for Y2K status.                                                          functions.


*Denotes completion

                                       30

                                YEAR 2000 BUDGET


In accordance with the Office of the Comptroller of the Currency Year 2000 advisory letters, the Y2K Committee has prepared a budget of current and anticipated expenditures. The following is a breakdown as of January 1, 1999:

         Vendor                                               Description                                   Amount

Unisys Corporation                          Y2K analysis, ITI, Wide Area Network,
                                            and Clear Path testing                                        $ 69,959

Retec Corporation                           ATM memory, processor and software upgrade                      23,350

Barefoot Technology                         Y2K test server setup and server                                 2,130

Compliance Technology Systems               Wire Transfer Control System                                     1,500

Information Technology, Inc.                Year 2000 ITI Training Seminar                                   1,473

Sheshunoff Information Services             Year 2000 Planning & Consulting Manual                             392

MK Business Machines, Inc.                  ATM NCR 7760 year wheel upgrade                                    265

Amerigo Inc.                                Purchase new PC's to replace non Y2K
                                            compliant PC's                                                  12,250

Infinity Technology Group                   Assist with upgrading PC's                                       3,840

Mortgage Banker Assoc.                      Freddie Mac Delinquency and Investor Reporting                   1,750

**Unisys Corporation/                       Change non Y2K check processing software
     Information Technology Inc.            and check sorter equipment                                     246,163
                                                                                                          --------

                                                              TOTAL                                       $363,072



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

         As of March 31, 1999, total interest-earning assets maturing or repricing within one year were less than total interest-bearing liabilities maturing or repricing in the same period by $11.4 million, representing a cumulative one-year interest rate sensitivity gap as a percentage of total assets of negative 2.37%. This condition suggests that the yield on the Company's interest-earning assets should adjust to changes in market interest rates at a slower rate than the cost of the Company's interest-bearing liabilities. Consequently, the Company's net interest income could decrease during periods of rising interest rates. See "Interest Rate Risk Management."

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

Operating Segment Disclosure

         In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The impact, if any, of this Statement on the Company would be to require additional disclosures in the Company's financial statements. There was no impact on the Company's financial statements in 1998.

Accounting for Derivative Instruments and Hedging Activities

         FASB No. 133, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In connection with the implementation of FASB No. 133, the Company may transfer debt securities classified as held-to-maturities to the available-for-sale category. Such a transfer will not call into question the Company's intention to hold other debt to maturity in the future. The impact on the Company's financial position and results of operations will be dependent upon the future volume (if any) of acquisitions of derivative instruments and hedging activities. The Company adopted FASB No. 133 in 1999. The Company transferred $71,137,000 of debt securities classified as held-to-maturity to the available-for-sale category. Certain of these debt securities were subsequently sold at a total gain of $183,000. Since both the adoption of SFAS No. 133 and subsequent sale of these securities were within the same reporting period, the gain is reported as a cumulative effect of change in accounting principle, net of tax. Any other impact on the Company's financial position and results of operations will be dependent upon the future volume (if any) of acquisitions of derivative instruments and hedging activities.

Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

     Statement of Financial Accounting Standards No. 134 amends FASB No. 65, Accounting for Certain Mortgage Banking Activities. The amendment provides that after the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of FASB No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. The adoption of Statement No. 134 in 1998 had no impact on the Company.

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

         (b) Reports on Form 8-K

       - On January 15, 1999, the Registrant filed Form 8-K reporting:

          1.) Changes in Registrant's Certifying Accountants from Parente, Randolph, Orlando, Carey & Associates to PricewaterhouseCoopers, beginning with the calendar year ending December 31, 1999; and,

          2.) Kenneth M.Pollock has joined the Board of Directors as a Class 3 Director.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LAKE ARIEL BANCORP, INC.



Date:  May 7, 1999                        By ________________________________
                                             John G. Martines
                                             CHIEF EXECUTIVE OFFICER



                                            --------------------------------
                                            Joseph J. Earyes, CPA
                                            VICE PRESIDENT and
                                            TREASURER