Form 10-Q
period 1999-06-30
LAKE ARIEL BANCORP INC
filed 1999-08-02
CIK 723878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from  ________ to __________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,850,753 shares of common stock, par value $0.21 per share, as of June 30, 1999.

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                      INDEX

                                                                    Page Number
Part I - Financial Information

Item 1.           Financial Statements:
                  Consolidated Balance Sheets as of June 30, 1999
                      and December 31, 1998.............................     3

                  Consolidated Statement of Income for the six
                      months ended June 30, 1999 and 1998..............      4

                  Consolidated Statement of Cash Flows for the six
                      months ended June 30, 1999 and 1998..............      6

                  Notes to Consolidated Financial Statements...........      8

Item 2.           Management's Discussion and Analysis or
                      Plan of Operations.............................  11 - 34

Item 3.           Quantitative and Qualitative Disclosures About
                      Market Risk......................................     22

Part II - Other Information

Item 1.           Legal Proceedings......................................  N/A

Item 2.           Changes in Securities.................................   N/A

Item 3.           Defaults Upon Senior Securities.......................   N/A

Item 4.           Submission of Matters to a Vote of Security
                      Holders...........................................   N/A

Item 5.           Other Information.....................................   N/A

Item 6.           Exhibits and Reports on Form 8-K.....................     34

                  Signatures............................................    35

                            LAKE ARIEL BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                       JUNE 30,   DECEMBER 31,
                                                         1999         1998
                                                  (in thousands) (in thousands)
ASSETS
Cash and cash equivalents ........................   $  13,507    $  19,004
Available-for-sale securities ....................     148,950       80,591
Held-to-maturity securities (fair value of $45,901
and $112,353, respectively) ......................      47,959      111,826

Loans and leases .................................     248,650      229,555
Mortgage loans held for resale ...................         272        2,710
   Less unearned income and loan fees ............      (3,563)      (5,151)
   Less allowance for possible credit losses .....      (2,350)      (2,360)
                                                      ---------    ---------

         Net loans and leases ....................     243,009      224,754
Premises and equipment, net ......................      18,098       17,364
Accrued interest receivable ......................       3,435        3,210
Foreclosed assets held for sale ..................         899          358
Life insurance cash surrender value ..............       9,176        8,788
Other assets .....................................       7,861        8,794
                                                     ---------    ---------
         TOTAL ASSETS ............................   $ 492,894    $ 474,689
                                                     =========    =========

LIABILITIES
Deposits:
   Noninterest-bearing ...........................   $  56,479    $  52,410
   Interest-bearing:
         Demand ..................................      54,400       41,811
         Savings .................................      41,389       38,525
         Time ....................................     141,192      137,053
         Time $100,000 and over ..................      37,150       42,943
                                                     ---------    ---------
         Total Deposits ..........................     330,610      312,742

Accrued interest payable .........................       2,908        3,260
Federal funds purchased ..........................       2,985         --
Securities sold under agreements to repurchase ...       5,739        3,283
Long-term debt ...................................     113,967      115,459
Other liabilities ................................       1,606        2,005
                                                     ---------    ---------
         Total Liabilities .......................     457,815      436,749
                                                     ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares ....        --           --
Common stock: Authorized, 10,000,000 shares of
  $.21 par value each; issued and outstanding
  4,850,753 shares in 1999 and 4,820,192 in 1998 .       1,019        1,012
Capital surplus ..................................      29,880       29,563
Retained earnings ................................       8,607        7,620
Accumulated other comprehensive income ...........      (4,427)        (255)
                                                     ---------    ---------

         Total Stockholders' Equity ..............      35,079       37,940
                                                      ---------    ---------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY ..................   $ 492,894    $ 474,689
                                                     =========    =========

The accompanying notes are an integral part of the consolidated financial statements.


                            LAKE ARIEL BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED THREE MONTHS ENDED
                                                        JUNE 30,          JUNE 30,
                                                   1999      1998      1999     1998
                                                 --------------------------------------
                                                  (in thousands except per share data)

INTEREST INCOME:
Loans and leases .............................   $ 9,467   $ 9,102   $ 4,794   $ 4,573
Investment Securities
    Taxable ..................................     4,658     4,211     2,344     2,179
    Exempt from federal income taxes .........       938       836       504       421
    Dividends ................................       226       120       107        67
                                                 -------   -------   -------   -------
       Total Investment Securities Income ....     5,822     5,167     2,955     2,667
                                                 -------   -------   -------   -------
Deposits in banks ............................         5         7         2         3
Federal funds sold ...........................       118        45        66        10
                                                 -------   -------   -------   -------
       TOTAL INTEREST INCOME .................    15,412    14,321     7,817     7,253
                                                 -------   -------   -------   -------

INTEREST EXPENSE:
Deposits .....................................     5,441     5,413     2,725     2,687
Long-term debt ...............................     3,173     2,718     1,589     1,458
Federal funds purchased ......................        35        33        27        14
Short-term borrowings ........................        12        15         5         5
Securities sold under agreements to repurchase       121        19        66        18
                                                 -------   -------   -------   -------
      TOTAL INTEREST EXPENSE .................     8,782     8,198     4,412     4,182
                                                 -------   -------   -------   -------

NET INTEREST INCOME ..........................     6,630     6,123     3,405     3,071
PROVISION FOR POSSIBLE
  CREDIT LOSSES ..............................       400       325       255       125
                                                 -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION
  FOR POSSIBLE CREDIT LOSSES .................     6,230     5,798     3,150     2,946
                                                 -------   -------   -------   -------

OTHER OPERATING INCOME:
Loan origination fees ........................        86        67        72        67
Customer service charges and fees ............       940       675       492       341
Mortgage servicing fees ......................       131       148        65        71
Investment security gains (losses), net ......        23        78         8        23
Gain (loss) on sale of loans, net ............       325       258       256       179
Gain (loss) on sale of assets, net ...........         7       265         7       (46)
Other income .................................       803       676       384       364
                                                 -------   -------   -------   -------
       TOTAL OTHER OPERATING INCOME ..........     2,315     2,167     1,284       999
                                                 -------   -------   -------   -------

OTHER OPERATING EXPENSES:
Salaries and benefits ........................     2,805     2,346     1,451     1,162
Occupancy expense ............................       830       752       418       383
Equipment expense ............................       696       593       370       305
Advertising ..................................       194       171        64        95
Other expenses ...............................     1,635     1,388       843       689
                                                 -------   -------   -------   -------
       TOTAL OTHER OPERATING EXPENSES ........     6,160     5,250     3,146     2,634
                                                 -------   -------   -------   -------

INCOME BEFORE PROVISION FOR
 INCOME TAXES ................................     2,385     2,715     1,288     1,311
PROVISION FOR INCOME TAXES ...................       570       630       300       305
                                                 -------   -------   -------   -------
NET INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE ...........     1,815     2,085       988     1,006

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, NET OF TAX ............       138      --        --        --
                                                 -------   -------   -------   -------
NET INCOME ...................................   $ 1,953   $ 2,085   $   988   $ 1,006
                                                 =======   =======   =======   =======

                                       4
Earnings per share-basic*:
  Before cumulative effect ...................   $  0.37   $  0.44   $  0.20   $  0.21
  Cumulative effect ..........................      0.03      --        --        --
                                                 -------   -------   -------   -------
  Net Income .................................   $  0.40   $  0.44   $  0.20   $  0.21
                                                 =======   =======   =======   =======

Earnings per share-diluted*:
  Before cumulative effect ...................   $  0.37   $  0.42   $  0.20   $  0.20
  Cumulative effect ..........................      0.03      --        --        --
                                                 -------   -------   -------   -------
  Net Income .................................   $  0.40   $  0.42   $  0.20   $  0.20
                                                 =======   =======   =======   =======

Dividends per share ..........................   $  0.20   $  0.18   $  0.10   $  0.09
                                                 =======   =======   =======   =======

Fully diluted weighted average no ............
 of shares outstanding*: .....................     4,939     4,921     4,939     4,921


*Reflects  adjustment  for 5% stock  dividend  issued on October  1,  1998.  The
accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.


                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                                   1999      1998
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...............................................   $  1,953    $  2,085
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible credit losses ..................        370         325
     Depreciation, amortization, and accretion .............        955         698
     Deferred income taxes .................................      1,743          (9)
     Writedown of foreclosed assets held for sale ..........        103         --
     Investment security (gain) loss, net ..................        (68)        (76)
     Investment security (gain) loss, net from
       change in accounting principle, net of tax ..........       (138)        --
     (Gain) on sale of loans ...............................       (326)       (258)
     (Gain) loss on sale of foreclosed assets ..............         (2)         72
     (Gain) on sale of leased assets .......................         (5)        --
     (Gain) on sale of credit card portfolio ...............        --         (337)
     Decrease (increase) in mortgage loans held for resale .      2,764      (4,495)
     (Increase) in accrued interest receivable .............       (225)       (216)
     (Decrease) in accrued interest payable ................       (352)       (228)
     (Increase) decrease in other assets ...................      1,339      (2,458)
     Increase (decrease) in other liabilities ..............       (399)        216
                                                                --------    --------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES .....................................      7,712      (4,681)
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities and paydowns ..................      2,171       8,910
    Purchases ..............................................     (9,413)    (59,272)
  Available-for-sale securities:
    Proceeds from maturities and paydowns ..................     10,804       2,140
    Proceeds from sales ....................................     45,276      16,796
    Purchases ..............................................    (59,644)    (16,626)
  (Increase) of life insurance policies cash surrender value       (388)       (498)
  (Increase) decrease in loans and leases ..................    (21,855)    (13,799)
  Purchases of premises and equipment ......................     (1,489)     (2,690)
  Proceeds from sale of credit card portfolio ..............       --           355
  Proceeds from sale of leased assets ......................          5        --
  Proceeds from sale of foreclosed assets ..................        150         344
                                                               --------    --------

  NET CASH USED IN INVESTING ACTIVITIES ....................    (34,383)    (64,340)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits .................................     17,868       3,147
  Increase in Federal funds purchased ......................      2,985        --
  Increase in securities sold under agreements
     to repurchase .........................................      2,456       1,795
  Proceeds from long-term debt .............................       --        50,658
  Principal payments on long-term debt .....................     (1,492)     (1,410)
  Proceeds from issuance of common stock ...................        324         286
  Cash dividends ...........................................       (967)       (821)
                                                               --------    --------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES ....................................     21,174      53,655
                                                               --------    --------


INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ........................................     (5,497)     (2,697)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR .......................................     19,004      17,109
                                                               --------    --------
CASH AND CASH EQUIVALENTS AT JUNE 30, 1999 .................   $ 13,507    $ 14,412
                                                               ========    ========

CASH PAID YEAR TO DATE FOR:
   Interest ................................................   $  9,134    $  8,198
                                                               ========    ========
   Income taxes ............................................   $    500    $    650
                                                               ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q

Part I  - Financial Information (Cont'd)
Item 1.  Financial Statements (Cont'd)

Notes to Consolidated Financial Statements

The financial information as of December 31, 1998 is audited and for the interim periods ended June 30, 1999 and 1998 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

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

         From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first six months of 1999 or 1998.

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

         SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In connection with the first quarter 1999 implementation of SFAS No. 133, the Company transferred $71,137,000 of debt securities classified as held-to-maturity to the available-for- sale category. Such transfer will not call into question the Company's future intention to hold other debt to maturity. Certain of these debt securities were subsequently sold at a total gain of $183,000. Since both the adoption of SFAS No. 133 and subsequent sale of these securities were within the same reporting period, the gain is reported as a cumulative effect of change in accounting principle, net of tax. Any other impact on the Company's financial position and results of operations will be dependent upon the future volume (if any) of acquisitions of derivative instruments and hedging activities.

4.       RECLASSIFICATIONS

         Certain prior years' amounts have been reclassified to conform to the 1999 reporting format.

5.       SHORT-TERM BORROWINGS AND LONG-TERM DEBT

         There were no short-term borrowings at June 30, 1999.

         Long-term debt at June 30, 1999 consisted of the following (in thousands):

         Unsecured note, payable in the amount
         of $850.32 monthly, fixed interest rate
         of 2.9%, maturing November, 2000..........................$        14

         Mortgage, payable in the amount
         of $7,500.00 monthly, maturing May, 2008...................       605

         Borrowings with The Federal Home Loan Bank................... 113,348
                                                                      --------
           Total......................................................$113,967
                                                                      ========

         Annual maturities of the long-term debt are as follows: $1,540 in 1999; $8,232 in 2000; $8,339 in 2001; $5,448 in 2002; $50,065 in 2003; $69 in 2004;
$30,074 in 2005; $79 in 2006; $85 in 2007, and $10,036 in 2008.

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

                            LAKE ARIEL BANCORP, INC.
                                    FORM 10-Q

Part I -  Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis or Plan of
           Operations:

The consolidated financial review of Lake Ariel Bancorp, Inc. ("the Company") provides a comparison of the performance of the Company for the periods ended June 30, 1999 and 1998. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this annual report.

Background

The Company is a one bank holding company whose principal subsidiary is LA Bank, N.A. The Company operates 21 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Monroe, Pike and Wayne Counties. At June 30, 1999, the Company had 170 full-time equivalent employees.

         NET INTEREST INCOME

         Net income for the first six months of 1999 decreased to $1.953 million, a decrease of $132,000 or 6.3% from 1998. Net income for the first six months of 1998 was $2.085 million, an increase of $549,000 or 35.7% over 1997. On a per share basis, net income was $0.40 basic and $0.40 diluted in 1999 and $0.44 basic and $0.42 diluted in 1998. Weighted average shares outstanding - diluted at June 30, 1999 and 1998 were 4,939,000, and 4,921,000, respectively. Earnings per share and weighted average shares outstanding reflect adjustment for the 5% stock dividends paid on October 1, 1998 and 1997, and the two-for-one stock split effective November 10, 1997.

         Net income for the first quarter of 1998 included a one-time gain of $348,000 from the sale of the credit card portfolio. Excluding this 1998 nonrecurring item, year-to-date June 30, 1999 net income increased by 12% over the same period for 1998.

         Net interest income improved in 1999, which increased to $6.6 million, an increase of $507,000 or 8.3% over 1998. Other operating income increased to $2.5 million (including the realized gain of $183,000 on security sales reported as cumulative effect of change in accounting principle from the adoption of SFAS No. 133), an increase of $331,000 or 15.3% from 1998. Other operating income for 1998 included a $348,000 gain from the sale of the credit card portfolio. Excluding this 1998 nonrecurring item, other operating income for 1999 increased by 37.4% over 1998. The increase reflects gains of $207,000 recognized on the sale of investment securities and a 39.6% increase in fees and other income charged to customers as a result of both volume and rate increases. The increase in other operating expenses, which increased to $6.2 million, an increase of $910,000 or 17.3% over 1998, is the direct result of the additional salaries and benefits, occupancy and equipment expenses related to the new branches added in 1998. The Company continued to focus its efforts toward retail banking services within its market area in 1998 with specific attention given to increasing market share.

         The growth in net income in 1998 was attributable to the improvement in net interest income, which increased to $6.1 million, an increase of $658,000 or 12.0% over 1997, and which was also coupled with an increase in other operating income to $1.6 million, an increase of $153,000 or 10.8% over 1997. This increase more than offset the increase in other operating expenses to $5.3 million, an increase of $789,000 or 17.7% over 1997.

Analysis of Net Interest Income
         For the first six months of 1999, net interest income (tax-equivalent basis) increased to $7.1 million, an increase of $525,000 or 8.0% over 1998 levels. Average loans and leases increased to $237.1 million, an increase of $23.4 million or 10.9% over 1998. Average commercial loans grew to $89.7 million, an increase of $14.1 million or 18.7% over 1998 levels. Interest income on commercial loans increased to $3.6 million, an increase of $203,000 or 6.0% over 1998. This was due to increased volume. The national prime rate as reported in a national publication published daily, an index to which the majority of these loans were tied, was 8.00% at June 30, 1999 and 8.50% at June 30, 1998. Average real estate loans decreased 1.8%. Decreasing rates contributed to a 6.2% decrease in interest income on real estate loans. Average consumer loans, which included leases, increased $11.1 million or 33.7% over 1998, and resulted in a 23.5% increase in related interest income.

         Net interest income (tax-equivalent basis) for the first six months of 1998 increased to $6.6 million, an increase of $691,000 or 11.8% over 1997. This increase was due to the continued strong growth of earning assets, which grew 23.7% over 1997 levels.

         On average, investment securities in 1999 increased to $192.1 million, an increase of $32.0 million or 20.0% over 1998 levels. Investment securities in 1998 increased to $160.1 million, an increase of $46.4 million or 40.8% over 1997 levels. Income earned on investment securities increased to $6.3 million, an increase of $707,000 or 12.6% over 1998. Income earned in 1998 increased to $5.6 million, an increase of $1.4 million or 36.4% over 1997. As is discussed under "Financial Condition," the asset/liability management and investment strategies that were employed during 1999 and 1998 resulted in increased holdings of investment securities and created an increase in investment income. The mix of securities in the investment portfolio changed slightly during 1999. Taxable securities, which represented 79.8% of the investment portfolio in 1998, increased to 80.4% or $154.5 million in 1999. At June 30, 1999, tax-exempt securities represented 19.6% of the portfolio compared to 20.2% in 1998. Tax-exempt securities, for part of the year, provided better after-tax investment returns than taxable issues in similar maturity and quality ranges. Accordingly, average balances on state and municipal securities at June 30, 1999 increased to $37.6 million, an increase of $5.2 million or 16.1% over 1998.

         Average interest-bearing deposits at June 30, 1999 increased to $264.7 million, an increase of $26.4 million or 11.1% over 1998.

         Average savings and interest-bearing demand deposits at June 30, 1999 increased to $87.5 million, an increase of $15.2 million or 21.1% over 1998. As a percentage of total average interest-bearing deposits, savings and interest-bearing demand deposits represented 33.1% in 1999 and 30.3% in 1998. Due to the increase in the volume of lower interest-bearing deposits, the rates at which time deposits were repricing and the volume increases, interest expense on deposits for the six months ended June 30, 1999 and 1998 remained constant at $5.4 million. These results were reflected in the cost of funds on deposits which decreased 9.4% from 1998 through 1999, while volume increased 11.1%. There were no brokered deposits within the Company's deposit base during 1999 or 1998.

         Short-term   borrowings,   including   federal  funds  purchased,   and
securities sold under agreements to repurchase, averaged $7.1 million in 1999 and $1.9 million in 1998.

         Interest expense as a percent of earning assets decreased by 29 basis points from 4.37% in 1998 to 4.05% in 1999 due to the volume increase in interest-bearing liabilities, the mix in the makeup of the interest-bearing deposits, and the decrease in the related interest rates paid.

         The overall effect of the decrease in yield on investments and loans and leases, decrease in interest rates paid, the shift in mix of and growth in deposit accounts and long-term debt and the growth in earning assets produced a negative impact on net interest margin. The net interest margin decreased by 23 basis points to 3.27% in 1999 from 3.50% in 1998.

         The following tables provide an analysis of changes in net interest income with regard to volume, rate and yields of interest-bearing assets and liabilities based on average balances for each period. Components of interest income and expenses are presented on a tax-equivalent basis using the statutory federal income tax rate of 34.0% each year.

                                                                    For Six Months Ended June 30,
                                                           1999                                       1998
                                         ------------------------------------------------------------------------------------------
                                             Average     Interest                       Average     Interest
                                             Balance      Income/         Yield/        Balance      Income/        Yield/
                                               (1)        Expense          Rate           (1)        Expense         Rate
                                         ------------------------------------------------------------------------------------------
                                                                                   (Dollars in thousands)

Earning assets:
Federal funds sold ...................       $  5,201    $    118          4.55%     $   1,680     $    45           5.37%
Deposits in Federal Home Loan Bank ...            172           5          5.83            289           7           4.86
Investment securities:
U.S. government agencies .............        147,527       4,659          6.33        122,526       4,211           6.89
State and municipal(2) ...............         37,574       1,420          7.58         32,357       1,267           7.85
Other securities .....................          6,985         226          6.49          5,233         120           4.60
                                              -------        ----                     --------       -----
Total investment securities ..........        192,086       6,305          6.58        160,116       5,598           7.01
Loans and leases:
Commercial, financial and industrial .         89,723       3,596          8.04         75,617       3,393           9.00
Real estate-construction and mortgage         103,272       3,829          7.44        105,127       4,084           7.79
Installment loans to individuals(3) ..         40,668       1,753          8.64         29,427       1,408           9.60
Lease financing(3) ...................          3,484         258         14.85          3,595         220          12.27
                                            ---------    --------                      -------       -----
Total loans and leases ...............        237,147       9,436          7.98        213,766       9,105           8.54

Total earning assets .................        434,606      15,864          7.32        375,851      14,755           7.87

Cash and due from banks ..............         11,098                                    9,815
Premises and equipment ...............         18,051                                   13,827

Other, less allowance for credit losses
and loan fees ........................         16,022                                   12,978
                                            ---------                                 --------
Total assets .........................       $479,777                                 $412,471
                                            =========                                 ========

Liabilities and stockholders' equity:
Interest-bearing deposits:
Demand ...............................       $ 45,937    $    550          2.40%      $ 31,717    $    334           2.11%
Savings ..............................         41,548         325          1.57         40,538         462           2.29
Time .................................        135,711       3,587          5.30        125,200       3,501           5.61
Time over $100,000 ...................         41,486         991          4.79         40,869       1,116           5.48
                                             --------   ---------                     --------       -----
Total interest-bearing deposits ......        264,682       5,453          4.13        238,324       5,413           4.56
Federal funds purchased ..............            686          17          4.97          1,127          33           5.87
Short-term borrowings ................            724          18          4.99            648          16           4.95
Securities sold under agreements
to repurchase ........................          5,703         121          4.26            118           3           5.10
Long-term debt .......................        114,599       3,173          5.55         90,339       2,733           6.07
                                              --------   ---------                    --------       -----
Total interest-bearing liabilities ...        386,394       8,782          4.57        330,556       8,198           4.99
                                                         ---------                                --------
Demand - noninterest - bearing .......         51,356                                   41,552

Other liabilities ....................          4,571                                    4,212
                                            ---------                                 --------
Total liabilities ....................        442,321                                  376,320
Stockholders' equity .................         37,456                                   36,151
                                            ---------                                 --------
Total liabilities and stockholders' equity   $479,777                                 $412,471
                                            =========                                 ========

Net interest income ..................                   $  7,082                                $  6,557
                                                         =========                               ========
Net interest spread ..................                                     4.05%                                    4.37%
                                                                          ======                                 ========
Net interest margin(4) ...............                                     3.27%                                    3.50%
                                                                       =========                                 ========

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

                                       14

                                            1999 Compared to 1998(1)
                                              Caused by          Total
                                         Volume      Rate       Variance
                                                  (In thousands)
Interest income:
   Federal funds sold ...............   $    80    $    (7)   $    73
   Deposits in Federal Home Loan Bank        (3)         1         (2)
   Investment securities ............     1,056       (349)       707
   Loans and leases .................     1,024       (693)       331
                                          -----   --------    -------
Total interest income ...............     2,157     (1,048)     1,109
                                          -----    -------     ------

Interest expense:
   Demand and savings deposits ......       176        (97)        79
   Time deposits ....................       301       (340)       (39)
   Borrowed funds ...................       796       (252)       544
                                          -----   --------    -------
Total interest expense ..............     1,273       (689)       584
                                          -----   --------    -------

Net interest income .................   $   884    $  (359)   $   525
                                         ======    =======     ======

------------------------------
(1) The portion of the total change attributable to both volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.


Provision for Possible Credit Losses
         The provision for possible credit losses for the six months ended June 30, 1999 increased to $400,000, an increase of $75,000 or 23.1% over 1998. In
1999, the provision for possible credit losses was 97.6% of net charge-offs, compared to 121% in 1998. The provision represented management's assessment of the risks inherent in the loan and lease portfolio while providing the amounts necessary to cover potential charge-offs.

         Net charge-offs in 1999 increased to $410,000, an increase of $143,000 or 53.6% over the same period in 1998. The net charge-offs in 1999 were primarily attributed to the commercial and consumer installment loan portfolio.

         Net charge-offs on commercial and industrial loans for 1999 were $237,000 or 57.8% of net charge-offs in 1999 compared to $87,000 of net charge-offs for 1998. Consumer and credit card, lease financing, and real estate related debt accounted for 42.2% in 1999 and 68.0% in 1998, of net charge-offs, respectively.

         OTHER OPERATING INCOME

         Other operating income in the first six months of 1999 increased to $2.5 million (including the realized gain of $183,000 on security sales reported as cumulative effect of change in accounting principle from the adoption of SFAS No. 133), an increase of $331,000 or 15.3% from 1998. The 1998 amount reflects a gain of $348,000 recognized on the sale of our credit card portfolio. Excluding this gain, 1999 other operating income represents an increase of 37.3% over 1998. Mortgage servicing fee income in 1999 decreased to $131,000, a decrease of $17,000 or 11.5% over 1998. These fees were directly influenced by the volume of loans that were sold in the secondary market, net of loans paid off. Gains or losses on sales of mortgage loans occurred when the coupon rates on mortgage loans exceeded or fell short of the yields required by the purchasers. The net gain of $325,000 recorded in 1999, compared with the net gain of $258,000 in 1998, was indicative of the changes in interest rates during the periods in which the sales occurred.

         Fee income from service charges on demand deposits, item processing, return items and other service fees in 1999 increased to $940,000, an increase of $265,000 or 39.3%. These fees, which represented 37.6% of other operating income (including SFAS No. 133 gains), were influenced by both pricing changes and increases in the number of consumer and business demand deposit accounts.

         Net gains on available-for-sale securities represented approximately 8.2% in 1999 and 3.6% in 1998 of other operating income (including SFAS No. 133 gains), respectively. Reported on the consolidated statement of income for 1999 as "Cumulative Effect of Change in Accounting Principle, Net of Tax" are additional available-for-sale security sales. The gain of $183,000 less income taxes of $45,000 represents the transfer of securities from held-to- maturity to the available-for-sale category and then sold, all within the first quarter. The opportunity to transfer and the subsequent accounting treatment are as per SFAS No. 133. The sales of these securities resulted from the Company's decision to liquidate certain securities to capture market gains with the ability to reinvest in bonds with similar risk and yield.

         Included in other income are earnings on directors' and officers' life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in three of the Company's branch offices, automated teller machine surcharge income, commissions on check orders and other general service fees. Other income in 1999 increased to $803,000, an increase of $127,000 or 18.8% over 1998.

         OTHER OPERATING EXPENSES

         Other operating expenses in 1999 increased to $6.2 million, an increase of $910,000 or 17.3% over 1998. Salaries and benefits, which were the most significant of the noninterest expenses, increased in each of the years reported. Salaries and benefits for 1999 increased to $2.8 million, an increase of $459,000 or 19.6% over 1998. This increase was due to the additional staffing needs in both new and existing branch and administrative offices, merit increases and the added costs associated with health care insurance and other benefits which were provided by the Company.

         Equipment and occupancy expenses in 1999 increased to $1.5 million, an increase of $181,000 or 13.5% over 1998. These increases were primarily attributable to the growth in the number of branch offices, in addition to overall increases in overhead expenses, maintenance costs and equipment upgrades (including computer hardware and software), and the Year 2000 testing and related equipment costs throughout the branch network.

         FDIC insurance assessments decreased from $222,000 in 1995, to $2,000 in 1996, $0 in 1997 and 1998. The decrease in the FDIC insurance assessment reflected the decision by the FDIC in late 1995 to charge well-capitalized banks a $1,000 semi-annual membership fee without any deposit-based insurance premium, then reducing this amount to zero in 1997 and beyond.

         Other expenses in 1999 increased to $1.6 million, an increase of $247,000 or 17.8% over 1998. Included in these expenses were such costs as legal fees, professional and audit, state shares' tax, directors' fees and other general operating expenses.

         INCOME TAXES

         The provision for income taxes for the six months ended June 30, 1999 was $615,000, a decrease of 2.4% or $15,000 in 1999. The effective tax rate for 1999 and 1998 was 23.9% and 23.2%, respectively.

         FINANCIAL CONDITION

June 30, 1999 Compared to December 31, 1998

         The Company's total assets increased to $492.9 million at June 30, 1999, an increase of $18.2 million or 3.8% from $474.7 million at December 31, 1998. The increase in assets was primarily attributable to a $18.3 million growth in net loans and leases and a $6.5 million decrease in Federal Funds sold.

         The amortized cost of investment securities, including held-to-maturity
(HTM) and available-for-sale (AFS), increased to $203.3 million at June 30, 1999, an increase of $10.5 million or 5.4% from $192.8 million at December 31, 1998. The continued attention given to management's asset/liability and investment strategies resulted in an increase in net interest income while controlling interest rate risk. In 1999, LA Bank, like most financial institutions, experienced decreasing yields. This was the result of many callable or mortgage related securities paying off quicker than expected, causing reinvestment into lower yielding securities. If securities were owned at a premium, the early payoff also had the effect of lowering the yield being earned.

         An investment strategy was implemented to combat decreasing yields. First, sales of faster paying, lower yielding securities were replaced with lower coupon, lower priced, longer term, higher yielding securities. Secondly, municipal securities with short remaining terms were sold at a profit (approximately $183,000) and reinvested into like-kind, longer-term municipal securities without sacrificing yield or risk. At June 30, 1999, gross unrealized gains in the HTM investments were $258,000 while gross unrealized losses amounted to $2,316,000.

         The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at June 30, 1999. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.



                                                             Available-for-Sale June 30, 1999
                                                    After 1 Year But After 5 Years But  After 10 Years
                                    Within 1 Year    Within 5 Years   Within 10 Years   or no maturity       Total
                                  ---------------   ----------------  ----------------  --------------  --------------

                                   Amount   Yield    Amount   Yield    Amount    Yield   Amount   Yield  Amount   Yield
                                                                   (Dollars in thousands)

Amortized cost:
U.S. government agencies and
   corporations...............    $ 14,972   6.92%  $ 35,974    6.76   $ 14,641   6.61%  $ 60,578   6.66% $126,165   6.72%
Obligations of state and
   political subdivisions.....        -        -         405    6.84        394   6.46     21,299   6.84    22,098   6.84
Equity securities.............        -        -          -       -          -      -       7,106   6.37     7,106   6.37
                               ----------              -----           ---------          -------         --------
Total securities
   available-for-sale             $ 14,972   6.92%  $ 36,379    6.76%  $ 15,035   6.61%  $ 88,983   6.68% $155,369   6.72%
                                  ========          ========            ========         ========         ========



                                                                 Held-to-Maturity June 30, 1999
                                                  After 1 Year But    After 5 Years But   After 10 Years
                                Within 1 Year      Within 5 Years      Within 10 Years    or no maturity        Total
                               ---------------    ----------------    ----------------     -------------    --------------

                               Amount      Yield    Amount   Yield     Amount    Yield   Amount   Yield      Amount   Yield
                                                                      (Dollars in thousands)
Amortized cost:
U.S. government agencies and
   corporations...............  $  1,262    6.08%  $  5,048   6.08%   $  6,310   6.08%   $ 11,398    6.08%    $ 24,018  6.08%
Obligations of state and
   political subdivisions.....      -          -        298   7.11       6,333   7.49      17,310    7.20       23,941  7.28
                              -----------          ---------             ------            --------           --------
Total securities
  held-to-maturity              $  1,262    6.08%  $  5,346   6.14%   $ 12,643   6.79%   $ 28,708    6.75%    $ 47,959  6.68%
                                                   ========            ========           ========             ========



         Total net loans increased to $243.0 million at June 30, 1999, an increase of $18.2 million or 8.1% from $224.8 million at December 31, 1998. The increase in net loans was directly related to the growth in commercial loans. Residential mortgage loans, which included real estate construction loans, decreased to $97.6 million at June 30, 1999, a decrease of $9.1 million or 8.2% from $106.7 million at December 31, 1998. Approximately $13.8 million of mortgage loans were sold during the first six months of 1999.

         Consumer loans and leases, net of unearned discounts, increased to $51.2 million at June 30, 1999, an increase of $9.5 million or 22.7% from $41.7 million at December 31, 1998. Commercial loans increased to $95.4 million at June 30, 1999, an increase of $16.1 million or 20.3% from $79.3 million at December 31, 1998. Commercial loans consisted of loans made to small businesses within the Company's market area and were generally secured by real estate and other assets of the borrowers.

         Life insurance cash surrender value increased to $9.2 million at June 30, 1999, an increase of $388,000 or 4.4% from $8.8 million at December 31, 1998. This represents an investment in 1997 in various life insurance policies to fund both a non-qualified supplemental retirement plan (SERP) and an officer group term life insurance replacement plan on the executive officers and certain other officers of the Company.

         Total deposits increased to $330.6 million at June 30, 1999, an increase of $17.9 million or 5.7% from $312.7 million at December 31, 1998. Noninterest-bearing demand deposits decreased to $56.5 million at June 30, 1999, an increase of $4.1 million or 7.7% from $52.4 million at December 31, 1998. In the aggregate, savings and interest-bearing demand deposits increased to $95.8 million at June 30, 1999, an increase of $15.5 million or 19.2% from $80.3 million at December 31, 1998. As a percentage of total deposits, savings and interest-bearing demand deposits represented 29.0% in 1999, compared to 26.2% in 1998. Time deposits, which include certificates of deposit in denominations of $100,000 or more, decreased to $178.3 million at June 30, 1999, a decrease of $1.7 million or .09% from $180.0 million at December 31, 1998. As a percentage of total deposits, these deposits represented 53.9% in 1999 and 57.1% in 1998. Approximately $7.2 million of these deposits are from public funds of school districts and local governments located within the Company's market area. Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. There are no brokered deposits included in certificates of deposit of $100,000 or more.

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

<
Company at June 30, 1999 and December 31, 1998:
                                        1999      1998
                                        (in thousands)

Loans past due 90 days or more        $  346    $1,453
Impaired loans in nonaccrual status    1,875       411
Other nonaccrual loans                   319       123
                                     -------   -------
         Total nonperforming loans     2,540     1,987

Foreclosed assets held for sale          898       523
                                     -------  --------
         Total nonperforming assets   $3,438    $2,510
                                      ======   =======

Nonperforming loans as a
     percentage of loans                1.04%     0.94%
Nonperforming assets as a
     percentage of assets                .70%     0.68%

         Nonperforming loans increased 27.8% from year-end 1998. Nonaccrual loans increased $1,660,000 or tripled from year-end 1998. The increase is a direct result of a more proactive method by management of recognizing nonperforming loans. Commercial loans accounted for 85.5% of all nonaccruals, followed by real estate loans at 14.5%. Within the $2.194 million of total nonaccrual loans, 91.9% were secured by mortgages, primarily first liens, against residential or commercial properties. Loans past due 90 days or more decreased $1,107,000 from 1998 year-end levels. These loans included $318,000 in real estate mortgages, $28,000 in consumer credit, $0 in commercial loans and $0 in leasing. These loans were reviewed by management at its quarterly loan review meetings regarding collection efforts.

         Legal proceedings on the nonaccrual loans are ongoing, routine, and are reviewed by management on a continuing basis. No material losses are expected as a result of these proceedings.

         Foreclosed assets held for sale were $898,000 at June 30, 1999 compared to $523,000 at year-end 1998. The increase was a result of problem credits going through the foreclosure process. The number of properties increased from five to nine. Two new commercial properties were added, accounting for $415,000 of the increase. The Company does not expect any material losses on the sales of these properties based on current appraised values exceeding book values. See "Factors That May Affect Future Results" for factors that could affect sales prices of foreclosed assets.

         POTENTIAL PROBLEM LOANS

         At June 30, 1999, the Company had approximately $1.8 million of potential problem loans not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at June 30, 1999. See "Factors That May Affect Future Results" for further discussion.

                  ALLOWANCE FOR POSSIBLE CREDIT LOSSES

         The Company determined the provision for possible credit losses through a quarterly review of the loan portfolio. Factors such as declining economic trends; the volume of nonperforming loans; concentrations of credit risk; adverse situations that may affect the borrower's ability to repay; prior loss experience within the various categories of the portfolio; and current economic conditions were considered when reviewing the risks in the portfolio. Larger exposures were analyzed individually. Over the past several years, the Company implemented more stringent underwriting standards in commercial lending as this category of loans continues to grow. While management believed the allowance for possible credit losses was adequate, future additions to the allowance may be necessary based on changes in economic conditions. The adequacy of the allowance for possible credit losses was reviewed quarterly by a loan review committee comprised of members of the Board of Directors and senior management of the Company. The full Board of Directors reviewed the relevant ratios with respect to the allowance after the loan review committee made its recommendations. At June 30, 1999 and December 31, 1998, the allowance for possible credit losses was 0.96% and 1.04% of loans, respectively. For further discussion on factors that could influence the allowance for possible credit losses, see "Factors That May Affect Future Results."

Changes in the allowance for possible credit losses at June 30, 1999 and December 31, 1998 were as follows:

                                        1999     1998
                                     (dollars in thousands)

Balance at beginning of period         $2,360   $2,109
                                      -------  -------

Charge-offs:
         Real estate-construction        --       --
         Real estate-mortgage              61       37
         Commercial and industrial        239       92
         Consumer installment             130      144
         Lease financing                   30       23
                                    --------- --------

                  Total                   460      296
                                     -------- --------

Recoveries:
         Real estate-construction        --       --
         Real estate-mortgage            --       --
         Commercial and industrial          2        5
         Consumer installment              46       24
         Lease financing                    2     --
                                   ----------  -------

                  Total                    50       29
                                    ------------------

Net charge-offs                           410      267
                                    ------------------
Provision for possible credit losses      400      325
                                    ------------------

Balance at end of period               $2,350   $2,167
                                      =======  =======


Ratio of net charge-offs during
  period to average loans
  outstanding during period             0.17%    0.12%
                                      =======    ====

     The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for possible credit losses among various categories. At June 30, 1999, approximately 71.2% of the allowance for possible credit losses is allocated to general risk to protect the Company against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for possible credit losses is available to absorb future loan losses in any loan category.


                                                       June 30,          December 31,
                                                        1999                1998
                                                            Percent            Percent
                                                            of Loans           of Loans
                                                            in Each            in Each
                                                            Category           Category
                                                     Amount to Loans(1) Amount to Loans(1)
                                                          (Dollars in thousands)

Allocation of allowance for possible credit losses:
Real Estate .......................................   $  312    39%   $  281    46%
Commercial and industrial .........................    1,242    40     1,230    36
Consumer installment ..............................      669    19       361    16
Lease financing ...................................       94     2        92     2
Unallocated .......................................       33   --        396   --
                                                    --------------   -------   ---
      Total .......................................   $2,350   100%   $2,360   100%
                                                      ======  ====    ======  ====

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

         At June 30, 1999, LA Bank maintained a one year cumulative gap of negative $8.8 million or 1.79% of total assets. The effect of this gap position provided a negative mismatch of assets and liabilities which can expose LA Bank to interest rate risk during a period of increasing interest rates. Conversely, in a decreasing interest rate environment, net income could be positively affected because more liabilities than assets will reprice during a given period.

                                                                Interest Sensitivity Gap at June 30, 1999
                                               3 months       3 through      1 through        Over
                                                  or less     12 months        3 years       3 years        Total
                                               ------------   ---------      -----------     -------        -----
                                                                         (Dollars in thousands)


Cash and cash equivalents...................   $   269      $      806     $      -      $   12,432    $    13,507
Investment securities(1)(2).................    12,036          18,046         32,070       134,470        196,622
Loans(2)....................................    56,787          63,556         59,718        62,720        242,781
Fixed and other assets......................      -            -              -              39,599         39,599
                                            --------------------------  -------------    ----------   ------------
Total assets................................ $  69,092       $  82,408     $   91,788     $ 249,221     $  492,509
                                             =========       =========     ==========     =========     ==========

Non interest-bearing transaction deposits(3) $    -         $    -         $   28,266    $   28,266    $    56,532
Interest-bearing transaction deposits(3)                         1,696         17,097        21,290         58,237         98,320
Time........................................    28,024          70,665         39,968             4        138,661
Time over $100,000..........................     8,123          17,900         11,128        -              37,151
Short-term borrowings.......................     9,013             866          2,014        -              11,893
Long-term debt..............................     5,486           1,457         33,422        70,433        110,798
Other liabilities...........................        -            -              -             4,363          4,363
                                               ---------------------------------------- -----------   ------------
     Total Liabilities...................... $  52,342      $ 107,985      $ 136,088      $ 161,303     $  457,718
                                               =========     =========      =========     =========     ==========

Interest sensitivity gap....................$   16,750      $ (25,577)     $ (44,300)    $   87,918
                                            ==========      ==========     ==========    ==========

Cumulative gap..............................$   16,750     $   (8,827)     $ (53,127)    $   34,791
                                            ==========     ===========     ==========    ==========

Cumulative gap to total assets..............     3.40%         (1.79)%       (10.79)%         7.06%

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

         The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at June 30, 1999 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the June 30, 1999 levels.

                                                     Rates +200      Rates -200

Earnings at risk:
   Percent change in:
      Net Interest Income                                  0.6%          (5.2)%
      Net Income                                           2.5%         (11.6)%

Economic value at risk:
   Percent change in:
      Economic value of equity                           (25.9)%         (2.6)%
      Economic value of equity as a
      percent of book assets                              (3.1)%         (0.3)%

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

         An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at June 30, 1999 was 7.67% compared to 7.72% at December 31, 1998. For 1999 and 1998, the ratios were well above minimum regulatory guidelines.

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

                                                         At June 30, 1999
                                                      (Dollars in thousands)

 Primary capital......................................      $  39,218
 Intangible assets....................................          2,160
                                                           ----------
 Tier I capital.......................................         37,058
 Tier II capital......................................          2,256
                                                           ----------
 Total risk-based capital.............................      $  39,314
                                                            =========

 Total risk-weighted assets...........................       $266,682
 Tier I ratio.........................................         13.90%
 Risk-based capital ratio.............................         14.74%
 Tier I leverage ratio................................          7.67%

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

         At June 30, 1999, the Company maintained $13.5 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $272,000 of mortgage loans held for resale and $148.9 million in AFS securities. This combined total of $162.7 million represented 33.0% of total assets at June 30, 1999. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At June 30, 1999, approximately 67.1% of the Company's assets were funded by core deposits acquired within its market area. An additional 7.1% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

     Net cash provided by operating activities was $7.7 million for the six months ended June 30, 1999, as compared to net cash used by operating activities of $4.7 million for the comparable period in 1998. This $12.4 million increase is primarily related to a net $7.3 million decrease in the change in mortgage loans held for resale. Net cash used in investing activities decreased $29.9 million for the six months ended June 30, 1999, from $64.3 million to $34.4 million, which was primarily attributable to the decrease in purchases of investment securities. Net cash provided by financing activities decreased $32.4 million from 1998. A net increase in FHLB borrowings of $50.7 million during the six months ended June 30, 1998 was used to fund investment purchases.

        FUTURE OUTLOOK

         In 1995, interest rates began moving steadily upward as the Federal Reserve Board tightened its monetary policy. In early 1995, interest rates rose and continued rising through the middle of the year, with the national prime lending rate peaking at 9.0%. The national prime lending rate fell to 8.5% at December 31, 1995, falling again to 8.25% in February 1996, where it remained at December 31, 1996. In March 1997, the national prime lending rate increased to 8.5%. Beginning with September 1998 through November 1998, the national prime lending rate fell in three separate adjustments to 7.75%. On July 1, 1999, the national prime lending rate increased to 8.00%, based on changes to the Federal Funds rate by the Federal Open Market Committee. Management and the Board of Directors do not have the ability to determine if another rate adjustment will occur; however, the Company believes it is very well prepared to meet the challenges and effects of a changing interest rate environment. Management's belief is that a significant impact on earnings depends on its ability to react to changes in interest rates. Through its ALCO, the Company continually monitors interest rate sensitivity of its earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings. The Company's commitment to remaining a community-based organization is strong and the intention is to recognize steady growth in its consumer, mortgage and commercial loan portfolios while obtaining and maintaining a strong core deposit base.

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

     Management is hopeful that the newest additional banking offices will continue to expand the Company's deposit base by attracting new depositors, while providing quality service to both new and existing customers. The initial costs associated with the branch openings, such as salaries and benefits, advertising, overhead expenses and marketing, will have a short-term negative impact on the Company's earnings until the growth in deposits reaches a level to offset these expenses. The potential for future earnings growth is positive and should provide a favorable return for our stockholders.
                                       27

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



                                                     TIME LINE
                        AWARENESS AND ASSESSMENT RENOVATION, TESTING, IMPLEMENTATION PHASES



  *2nd Quarter 1997              *3rd Quarter 1997             *4th Quarter 1997            *1st Quarter 1998

-Y2K Committee was formed.        Compliant letters were      -Vendors were ranked    -Commercial customers with a borrowing
-Vendor list was compiled.        sent to all vendors.         according to mission    relationship of $250,000 or greater were
-Terminals were tested.          -Y2K Outline was developed.   critical application.   contacted as to their Y2K status.
                                                                                      -Committee Chairpersons attended Y2K training.
                                                                                      -PC's and proof machines were tested for Y2K
                                                                                       compliance.
                                                                                      -Assessment of all vendors & hardware was
                                                                                       completed.




    *2nd Quarter 1998          *3rd Quarter 1998                *4th Quarter 1998                         1st/2nd Quarter 1999

-Tested ITI core applications. -All depositors were sent a      -Sought alternate hardware and software  -Implement any new
-Began renovation of PC's and   letter stating the bank's        vendors for those applications that     hardware and/or software
  routers.                      Y2K status.                      were not Y2K compliant.                 vendors.
-Prepared contingency plan.    -Continued testing core          -Continued testing core applications     -Continue testing core
                                applications for critical dates. for critical dates.                     applications for critical
                               -Commercial customers with a     -Partnered with Unisys Corp. to          dates.
                                borrowing relationship between   conduct Y2K testing. The Bank's         -Complete renovations.
                                $150,000 to $250,000, and        technology platform was aged into       -Test non mission critical
                                any others heavily reliant on    the Year 2000 and transactional         equipment with date
                                technology were assessed         testing was conducted.                  sensitive operating
                               for Y2K status.                                                           controls or calendar
                                                                                                         functions.

*Denotes completion


                                YEAR 2000 BUDGET


In accordance with the Office of the Comptroller of the Currency Year 2000 advisory letters, the Y2K Committee has prepared a budget of current and anticipated expenditures. The following is a breakdown as of January 1, 1999:

         Vendor                          Description                                   Amount

Unisys Corporation               Y2K analysis, ITI, Wide Area Network,
                                 and Clear Path testing                              $  69,959

Retec Corporation                ATM memory, processor and software upgrade             23,350

Barefoot Technology              Y2K test server setup and server                        2,130

Compliance Technology Systems    Wire Transfer Control System                            1,500

Information Technology, Inc.     Year 2000 ITI Training Seminar                          1,473

Sheshunoff Information Services  Year 2000 Planning & Consulting Manual                    392

MK Business Machines, Inc.       ATM NCR 7760 year wheel upgrade                           265

Amerigo Inc.                     Purchase new PC's to replace non Y2K
                                  compliant PC's                                        12,250

Infinity Technology Group        Assist with upgrading PC's                              3,840

Mortgage Banker Assoc.           Freddie Mac Delinquency and Investor Reporting          1,750

**Unisys Corporation/            Change non Y2K check processing software
     Information Technology Inc.     and check sorter equipment                        246,163

Mellon Network Services          ATM Y2K Testing                                         2,750

                                                              TOTAL                   $365,822



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

         The process that is most heavily relied upon in the Company's daily operations is Information Technology Incorporated. Without this process, the Company would not function adequately. The Year 2000 Committee has identified this as a high-risk process and has developed a very intensive testing schedule. The Company has already conducted detailed testing of this process and currently has generated a schedule that will continue throughout the Year 1999. All system renovations have been completed and fully implemented.

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

         In October 1997, the Company purchased and installed an upgrade to its current bank operating systems to improve efficiencies of operations and position itself for future growth. The cost of the new system was approximately $775,000. Testing has demonstrated that the new hardware and software are Year 2000 compliant.

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

         As of June 30, 1999, total interest-earning assets maturing or repricing within one year were less than total interest-bearing liabilities maturing or repricing in the same period by $8.8 million, representing a cumulative one-year interest rate sensitivity gap as a percentage of total assets of negative 1.79%. This condition suggests that the yield on the Company's interest-earning assets should adjust to changes in market interest rates at a slower rate than the cost of the Company's interest-bearing liabilities. Consequently, the Company's net interest income could decrease during periods of rising interest rates. See "Interest Rate Risk Management."

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

Operating Segment Disclosure

         In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The impact, if any, of this Statement on the Company would be to require additional disclosures in the Company's financial statements. There was no impact on the Company's financial statements in 1999 or 1998.

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

Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

     Statement of Financial Accounting Standards No. 134 amends FASB No. 65, Accounting for Certain Mortgage Banking Activities. The amendment provides that after the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of FASB No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. The adoption of Statement No. 134 in 1998 had no impact on the Company for 1999 or 1998.

Part II - Other Information
Item 6.  Exhibits and Reports on Form 8-K

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


     LAKE ARIEL BANCORP, INC.



Date:  August 2, 1999                      By ________________________________
                                                      John G. Martines
                                                    CHIEF EXECUTIVE OFFICER


                                              --------------------------------
                                                    Joseph J. Earyes, CPA
                                                     VICE PRESIDENT and
                                                         TREASURER