Form 10-Q/A
period 1999-06-30
LAKE ARIEL BANCORP INC
filed 1999-08-02
CIK 723878

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


                            LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                                   1999      1998
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...............................................   $  1,953    $  2,085
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible credit losses ..................        400         325
     Depreciation, amortization, and accretion .............        955         698
     Deferred income taxes .................................      1,743          (9)
     Writedown of foreclosed assets held for sale ..........        103         --
     Investment security (gain) loss, net ..................        (23)        (76)
     Investment security (gain) loss, net from
       change in accounting principle, net of tax ..........       (138)        --
     (Gain) on sale of loans ...............................       (325)       (258)
     (Gain) loss on sale of foreclosed assets ..............         (2)         72
     (Gain) on sale of leased assets .......................         (5)        --
     (Gain) on sale of credit card portfolio ...............        --         (337)
     Decrease (increase) in mortgage loans held for resale .      2,763       8,184
     (Increase) in accrued interest receivable .............       (225)       (216)
     (Decrease) in accrued interest payable ................       (352)       (228)
     (Increase) decrease in other assets ...................      1,339      (2,458)
     Increase (decrease) in other liabilities ..............       (444)        216
                                                                --------    --------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES .....................................      7,742       7,998
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities and paydowns ..................      2,171       8,910
    Purchases ..............................................     (9,413)    (59,272)
  Available-for-sale securities:
    Proceeds from maturities and paydowns ..................     10,804       2,140
    Proceeds from sales ....................................     45,276      16,796
    Purchases ..............................................    (59,644)    (16,626)
  (Increase) of life insurance policies cash surrender value       (388)       (498)
  (Increase) decrease in loans and leases ..................    (21,885)    (13,799)
  Purchases of premises and equipment ......................     (1,489)     (2,690)
  Proceeds from sale of credit card portfolio ..............       --           355
  Proceeds from sale of leased assets ......................          5        --
  Proceeds from sale of foreclosed assets ..................        150         334
                                                               --------    --------

  NET CASH USED IN INVESTING ACTIVITIES ....................    (34,413)    (64,350)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits .................................     17,868       3,147
  Increase in Federal funds purchased ......................      2,985        --
  Increase in securities sold under agreements
     to repurchase .........................................      2,456       1,795
  Proceeds from long-term debt .............................       --        50,658
  Principal payments on long-term debt .....................     (1,492)     (1,410)
  Proceeds from issuance of common stock ...................        324         286
  Cash dividends ...........................................       (967)       (821)
                                                               --------    --------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES ....................................     21,174      53,655
                                                               --------    --------


INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ........................................     (5,497)     (2,697)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR .......................................     19,004      17,109
                                                               --------    --------
CASH AND CASH EQUIVALENTS AT JUNE 30, 1999 .................   $ 13,507    $ 14,412
                                                               ========    ========

CASH PAID YEAR TO DATE FOR:
   Interest ................................................   $  9,134    $  8,198
                                                               ========    ========
   Income taxes ............................................   $    500    $    650
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

     Total deposits increased to $330.6 million at June 30, 1999, an increase of $17.9 million or 5.7% from $312.7 million at December 31, 1998. Noninterest-bearing demand deposits increased to $56.5 million at June 30, 1999, an increase of $4.1 million or 7.7% from $52.4 million at December 31, 1998. In the aggregate, savings and interest-bearing demand deposits increased to $95.8 million at June 30, 1999, an increase of $15.5 million or 19.2% from $80.3 million at December 31, 1998. As a percentage of total deposits, savings and interest-bearing demand deposits represented 29.0% in 1999, compared to 25.7% in 1998. Time deposits, which include certificates of deposit in denominations of $100,000 or more, decreased to $178.3 million at June 30, 1999, a decrease of $1.7 million or .92% from $180.0 million at December 31, 1998. As a percentage of total deposits, these deposits represented 53.9% in 1999 and 57.5% in 1998. Approximately $7.2 million of these deposits are from public funds of school districts and local governments located within the Company's market area. Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. There are no brokered deposits included in certificates of deposit of $100,000 or more.

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

         Foreclosed assets held for sale were $899,000 at June 30, 1999 compared to $358,000 at year-end 1998. The increase was a result of problem credits going through the foreclosure process. The number of properties increased from five to nine. Two new commercial properties were added, accounting for $415,000 of the increase. The Company does not expect any material losses on the sales of these properties based on current appraised values exceeding book values. See "Factors That May Affect Future Results" for factors that could affect sales prices of foreclosed assets.

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

Changes in the allowance for possible credit losses at June 30, 1999 and December 31, 1998 were as follows:

                                        1999     1998
                                     (dollars in thousands)

Balance at beginning of period         $2,360   $2,109
                                      -------  -------

Charge-offs:
         Real estate-construction        --       --
         Real estate-mortgage              61      122
         Commercial and industrial        239      512
         Consumer installment             130      282
         Lease financing                   30       29
                                    --------- --------

                  Total                   460      945
                                     -------- --------

Recoveries:
         Real estate-construction        --       --
         Real estate-mortgage            --       --
         Commercial and industrial          2        6
         Consumer installment              46       59
         Lease financing                    2     --
                                   ----------  -------

                  Total                    50       65
                                    ------------------

Net charge-offs                           410      880
                                    ------------------
Provision for possible credit losses      400    1,130
                                    ------------------

Balance at end of period               $2,350   $2,360
                                      =======  =======


Ratio of net charge-offs during
  period to average loans
  outstanding during period             0.17%    0.40%
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