Form 10-Q/A
period 1999-06-30
LAKE ARIEL BANCORP INC
filed 1999-08-10
CIK 723878

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

<
Company at June 30, 1999 and December 31, 1998:
                                        1999      1998
                                        (in thousands)

Loans past due 90 days or more        $  346    $  759
Impaired loans in nonaccrual status    1,875     2,088
Other nonaccrual loans                   319       308
                                     -------   -------
         Total nonperforming loans     2,540     3,155

Foreclosed assets held for sale          898       357
                                     -------  --------
         Total nonperforming assets   $3,438    $3,512
                                      ======   =======

Nonperforming loans as a
     percentage of loans                1.04%     1.39%
Nonperforming assets as a
     percentage of assets                .70%     0.74%

     Nonperforming loans decreased 19.5% from year-end 1998. Nonaccrual loans decreased $202,000 or 8.4% from year-end 1998.Commercial loans accounted for 85.5% of all nonaccruals, followed by real estate loans at 14.5%. Within the $2.194 million of total nonaccrual loans, 91.9% were secured by mortgages, primarily first liens, against residential or commercial properties. Loans past due 90 days or more decreased $413,000 from 1998 year-end levels. These loans included $318,000 in real estate mortgages, $28,000 in consumer credit, $0 in commercial loans and $0 in leasing. These loans were reviewed by management at its quarterly loan review meetings regarding collection efforts.

         Legal proceedings on the nonaccrual loans are ongoing, routine, and are reviewed by management on a continuing basis. No material losses are expected as a result of these proceedings.

         Foreclosed assets held for sale were $898,000 at June 30, 1999 compared to $357,000 at year-end 1998. The increase was a result of problem credits going through the foreclosure process. The number of properties increased from five to nine. Two new commercial properties were added, accounting for $415,000 of the increase. The Company does not expect any material losses on the sales of these properties based on current appraised values exceeding book values. See "Factors That May Affect Future Results" for factors that could affect sales prices of foreclosed assets.

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