Form 10-Q/A
period 1999-09-30
LAKE ARIEL BANCORP INC
filed 1999-11-09
CIK 723878

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,859,771 shares of common stock, par value $0.21 per share, as of September 30, 1999.

                        LAKE ARIEL BANCORP, INC.
                               FORM 10-Q
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                 INDEX

                                                                  Page Number
Part I - Financial Information

Item 1.           Financial Statements:
                  Consolidated Balance Sheets as of September 30, 1999
                      and December 31, 1998............................    3

                  Consolidated Statement of Income for the nine
                      months ended September 30, 1999 and 1998.........    4

                  Consolidated Statement of Changes in Stockholders'
                      Equity as of September 30, 1999 and
                      December 31, 1998 and 1997.......................    6

                  Consolidated Statement of Cash Flows for the nine
                      months ended September 30, 1999 and 1998.........    7

                  Notes to Consolidated Financial Statements...........    9

Item 2.           Management's Discussion and Analysis or
                      Plan of Operations............................ 12 - 36

Item 3.           Quantitative and Qualitative Disclosures About
                      Market Risk......................................   23

Part II - Other Information

Item 1.           Legal Proceedings....................................  N/A

Item 2.           Changes in Securities................................  N/A

Item 3.           Defaults Upon Senior Securities......................  N/A

Item 4.           Submission of Matters to a Vote of Security
                      Holders..........................................  N/A

Item 5.           Other Information....................................  N/A

Item 6.           Exhibits and Reports on Form 8-K.....................   36

                  Signatures...........................................   37


                        LAKE ARIEL BANCORP, INC.
                       CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                       1999            1998
                                                   (in thousands) (in thousands)
ASSETS
Cash and cash equivalents........................... $   12,940      $  19,004
Available-for-sale securities.......................    173,438         80,591
Held-to-maturity securities (fair value of $44,944
and $112,353, respectively).........................     47,297        111,826

Loans and leases....................................    283,623        229,555
Mortgage loans held for resale......................        440          2,710
   Less unearned income and loan fees...............     (2,755)        (5,151)
   Less allowance for credit losses.................     (2,546)        (2,360)
                                                     -----------    -----------
         Net loans and leases.......................    278,762        224,754
Premises and equipment, net.........................     19,408         17,364
Accrued interest receivable.........................      3,733          3,210
Foreclosed assets held for sale.....................        785            358
Life insurance cash surrender value.................      9,282          8,788
Other assets........................................      7,272          8,794
                                                     -----------    -----------
         TOTAL ASSETS...............................  $ 552,917      $ 474,689
                                                     ===========    ===========

LIABILITIES
Deposits:
   Noninterest-bearing..............................  $  58,111      $  52,410
   Interest-bearing:
         Demand.....................................     58,873         41,811
         Savings....................................     41,241         38,525
         Time.......................................    146,605        137,053
         Time $100,000 and over.....................     37,204         42,943
                                                     -----------    -----------
         Total Deposits.............................    342,034        312,742

Accrued interest payable............................      3,283          3,260
Federal funds purchased.............................      5,140           --
Securities sold under agreements to repurchase......      7,474          3,283
Short-term borrowings...............................     20,000           --
Long-term debt......................................    138,204        115,459
Other liabilities...................................      1,974          2,005
                                                     -----------    -----------
         Total Liabilities..........................    518,109        436,749
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock: Authorized 1,000,000 shares of
  $1.25 par value each; no outstanding shares.......      --              --
Common stock: Authorized, 10,000,000 shares of
  $.21 par value each; issued and outstanding
4,859,771 shares in 1999 and 4,820,192 in 1998            1,021          1,012
Capital surplus.....................................     30,012         29,563
Retained earnings ..................................      9,193          7,620
Accumulated other comprehensive income..............     (5,418)          (255)
                                                     -----------    -----------

         Total Stockholders' Equity.................      34,80         37,940
                                                     -----------    -----------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY.........              $ 552,917      $ 474,689
                                                     ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        LAKE ARIEL BANCORP, INC.
                   CONSOLIDATED STATEMENT OF INCOME
                             (UNAUDITED)

                                            NINE MONTHS ENDED THREE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                             1999      1998     1999      1998
                                        ----------------------------------------
                                           (in thousands except per share data)
INTEREST INCOME:
Loans and leases.......................... $14,664   $13,765   $ 5,197  $ 4,663
Investment Securities
    Taxable...............................   7,426     6,256     2,768    2,045
    Exempt from federal income taxes......   1,535     1,282       597      446
    Dividends.............................     359       265       133      145
                                           -------   -------   -------  -------
       Total Investment Securities Income.   9,320     7,803     8,695    2,636
                                           -------   -------   -------  -------
Deposits in banks.........................       7         8         2        1
Federal funds sold........................     118       116      --         71
                                           -------   -------   -------  -------
       TOTAL INTEREST INCOME..............  24,109    21,692     8,697    7,371
                                           -------   -------   -------  -------

INTEREST EXPENSE:
Deposits..................................   8,219     8,077     2,778    2,664
Long-term debt............................   5,061     4,180     1,888    1,462
Federal funds purchased...................     116        35        81        2
Short-term borrowings.....................     112        23       100        8
Securities sold under agreements to
    repurchase............................     197        44        76       25
                                           -------   -------   -------  -------
      TOTAL INTEREST EXPENSE..............  13,705    12,359     4,923    4,161
                                           -------   -------   -------  -------

NET INTEREST INCOME.......................  10,404     9,333     3,774    3,210
PROVISION FOR CREDIT LOSSES...............     655       490       255      165
                                           -------   -------   -------  -------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES.......................   9,749     8,843     3,519    3,045
                                           -------   -------   -------  -------

OTHER OPERATING INCOME:
Loan origination fees.....................      86        67      --       --
Customer service charges and fees.........   1,492     1,114       552      439
Mortgage servicing fees...................     190       220        59       72
Investment security gains (losses), net...      25        80         2        2
Gain (loss) on sale of loans, net.........     325       427      --        169
Gain (loss) on sale of assets, net........     (37)      260       (44)      (5)
Other income..............................   1,321     1,065       518      389
                                           -------   -------   -------  -------
       TOTAL OTHER OPERATING INCOME.......   3,402     3,233     1,087    1,066
                                           -------   -------   -------  -------

OTHER OPERATING EXPENSES:
Salaries and benefits.....................   4,223     3,663     1,418    1,317
Occupancy expense.........................   1,269     1,120       439      368
Equipment expense.........................   1,082       880       386      287
Advertising...............................     323       286       129      115
Other expenses............................   2,457     2,089       822      701
                                           -------   -------   -------  -------
       TOTAL OTHER OPERATING EXPENSES.....   9,354     8,038     3,194    2,788
                                           -------   -------   -------  -------

INCOME BEFORE PROVISION FOR
 INCOME TAXES.............................   3,797     4,038     1,412    1,323
PROVISION FOR INCOME TAXES................     910       930       340      300
                                           -------   -------   -------  -------
NET INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE........   2,887     3,108     1,072    1,023
                                           -------   -------   -------  -------






CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, NET OF TAX.........     138     --        --        --
                                           -------   -------   -------  -------
NET INCOME................................ $ 3,025   $ 3,108   $ 1,072  $ 1,023
                                           =======   =======   =======  =======


Earnings per share-basic*:
  Before cumulative effect................ $  0.60   $  0.65   $  0.22  $  0.21
  Cumulative effect.......................    0.03     --        --       --
                                           -------   -------   -------  -------
  Net Income.............................. $  0.63   $  0.65   $  0.22  $  0.21
                                           =======   =======   =======  =======

Earnings per share-diluted*:
  Before cumulative effect................ $  0.58   $  0.64   $  0.22  $  0.21
  Cumulative effect.......................    0.03     --        --       --
                                           -------   -------   -------  -------
  Net Income.............................. $  0.61   $  0.64   $  0.22  $  0.21
                                           =======   =======   =======  =======

Dividends per share                        $  0.30   $  0.28   $  0.10  $  0.10
                                           =======   =======   =======  =======

Fully diluted weighted average no.
 of shares outstanding*:                     4,971     4,911     4,971    4,911


*Reflects  adjustment  for 5% stock  dividend  issued on October  1,  1998.  The
accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.


                                         LAKE ARIEL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (UNAUDITED)


                                                  Common    Capital   Retained  Accumulated     Total
                                                  Stock     Surplus   Earnings  Other
                                                                                Comprehensive
                                                                                Income
                                                  ________  ________  ________  _____________   _______
                                                                     (in thousands)
BALANCES, DECEMBER 31, 1997                       $  956    $25,717   $ 9,135   $    7          $35,815

Comprehensive income:
Net income                                                              3,771                     3,771
Change in net unrealized holding gains (losses)
  on available-for-sale securities, net of
  reclassification adjustment and tax effects                                     (262)            (262)
                                                                                                --------                   ---------
    Total comprehensive income                                                                    3,509
                                                                                                --------
Issuance of 38,890 shares of common stock
  through Dividend Reinvestment Plan*                  7        502                                 509
Issuance of 5,500 shares of common stock
  through Employee Stock Purchase Plan*                1         25                                  26
Costs on sale of common stock through
  secondary stock offering                                                (11)                      (11)
Cash dividends declared ($.41 per share)                               (1,903)                   (1,903)
Stock dividend declared (5% on
  October 1, 1998)                                    48      3,319    (3,367)                      -
Cash paid for fractional shares on
   stock dividend                                                          (5)                       (5)
                                                  ------    -------   --------  --------        --------

BALANCES, DECEMBER 31, 1998                        1,012     29,563     7,620      (255)         37,940

Comprehensive income:
Net income                                                              3,025                     3,025
Change in net unrealized holding gains (losses)
  on available-for-sale securities, net of
  reclassification adjustment and tax effects                                    (5,163)         (5,163)
                                                                                                --------                  --------
    Total comprehensive (loss)                                                                   (2,138)
                                                                                                --------
Issuance of 34,314 shares of common stock
  through Dividend Reinvestment Plan                   8        395                                 403
Issuance of 5,235 shares of common stock
  through Employee Stock Purchase Plan                 1         54                                  55
Cash dividends declared ($.30 per share)                               (1,452)                   (1,452)
                                                  ------    -------   --------  --------        --------

BALANCES, SEPTEMBER 30, 1999                      $1,021    $30,012   $ 9,193   $(5,418)        $34,808
                                                  ======    =======   =======   ========        ========


*Reflects adjustment for 5% stock dividends issued on October 1, 1998.

The accompanying notes are an integral part of the consolidated financial statements.





                                         LAKE ARIEL BANCORP, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (UNAUDITED)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                   1999            1998
                                                              -------------------------------
                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................     $  3,025        $  3,108
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for credit losses............................          655             452
     Depreciation, amortization, and accretion..............        1,346           1,096
     Deferred income taxes..................................        2,254              15
     Writedown of foreclosed assets held for sale...........          130            --
     Investment security (gain), net........................          (25)            (78)
     Investment security (gain), net from
       change in accounting principle, net of tax...........         (138)           --
     (Gain) on sale of loans................................         (325)           (427)
     Loss on sale of foreclosed assets......................           38              72
     (Gain) on sale of leased assets........................           (5)           --
     Loss on sale of equipment..............................            4               4
     (Gain) on sale of credit card portfolio................          --             (337)
     Decrease (increase) in mortgage loans held for resale..        2,595          (4,364)
     (Increase) in accrued interest receivable..............         (523)           (534)
     Increase in accrued interest payable...................           23             247
     (Increase) decrease in other assets....................        1,928          (4,495)
     Increase (decrease) in other liabilities...............          (76)          1,048
                                                                  --------        --------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES......................................       10,906          (4,193)
                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
    Proceeds from maturities and paydowns...................        2,844          12,884
    Purchases ..............................................       (9,413)        (59,273)
  Available-for-sale securities:
    Proceeds from maturities and paydowns...................       13,322           3,375
    Proceeds from sales ....................................       45,276          18,869
    Purchases ..............................................      (88,172)        (30,555)
  (Increase) of life insurance policies cash surrender value.        (494)           (599)
  (Increase) in loans and leases............................      (58,067)         (8,657)
  Purchases of premises and equipment.......................       (3,197)         (3,746)
  Proceeds from sale of credit card portfolio...............          --            2,453
  Proceeds from sale of leased assets.......................            5            --
  Proceeds from sale of equipment...........................           13              37
  Proceeds from sale of foreclosed assets...................          539             334
                                                                 ---------        --------

  NET CASH USED IN INVESTING ACTIVITIES.....................      (97,344)        (64,878)
                                                                 ---------        --------










CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits..................................       29,292          22,401
  Increase in Federal funds purchased.......................        5,140            --
  Increase in securities sold under agreements
     to repurchase..........................................        4,191           1,926
  Proceeds from short-term borrowings.......................       20,000            --
  Proceeds from long-term debt..............................       25,000          50,658
  Principal payments on long-term debt......................       (2,255)         (2,125)
  Proceeds from issuance of common stock....................          458             396
  Cash dividends............................................       (1,452)         (1,278)
                                                                  --------        --------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES.....................................       80,374          71,978
                                                                  --------        --------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.........................................       (6,064)          2,907
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR........................................       19,004          17,109
                                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   SEPTEMBER 30, 1999 and 1998..............................      $12,940         $20,016
                                                                  ========        ========

CASH PAID YEAR TO DATE FOR:

   Interest.................................................      $13,682         $12,111
                                                                  ========        ========
   Income taxes.............................................      $   750         $   800
                                                                  ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                         LAKE ARIEL BANCORP, INC.
                               FORM 10-Q

Part I  - Financial Information (Cont'd)
Item 1.  Financial Statements (Cont'd)

Notes to Consolidated Financial Statements

The financial information as of December 31, 1998 is audited and for the interim periods ended September 30, 1999 and 1998 included herein is unaudited; however, such information reflects all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

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

   From time to time, the Company swaps its residential mortgage loans for participation certificates of a similar amount issued by the Federal Home Loan Mortgage Corporation. These certificates do not involve the transfer of cash for cash flow purposes. No mortgage loans were swapped for participation certificates during the first nine months of 1999 or 1998.

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

5.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     Short-term borrowings at September 30, 1999 consisted of $20,000,000 over night repo from the Federal Home Loan Bank of Pittsburgh.

   Long-term debt at September 30, 1999 consisted of the following (in thousands):

   Unsecured note, payable in the amount
   of $850.32 monthly, fixed interest rate
   of 2.9%, maturing November, 2000.................................  $     12

   Mortgage, payable in the amount
   of $7,500 monthly, maturing May, 2008............................       593

   Borrowings with The Federal Home Loan Bank.......................   137,599
     Total..........................................................  $138,204

   Annual maturities of the long-term debt are as follows: $776 in 1999; $8,232 in 2000; $8,339 in 2001; $5,448 in 2002; $50,065 in 2003; $69 in 2004; $30,074
in 2005; $79 in 2006; $85 in 2007; $10,037 in 2008; and $25,000 in 2009.

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

                            LAKE ARIEL BANCORP, INC.
                                  FORM 10-Q

Part I -  Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis or Plan of
           Operations:

The consolidated financial review of Lake Ariel Bancorp, Inc. ("the Company") provides a comparison of the performance of the Company for the periods ended September 30, 1999 and 1998. The financial information presented should be reviewed in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this annual report.

Background

The Company is a one bank holding company whose principal subsidiary is LA Bank, N.A. The Company operates 22 full-service branch banking offices in its principal market area in Lackawanna, Luzerne, Monroe, Pike and Wayne Counties. At September 30, 1999, the Company had 168 full-time equivalent employees.

   NET INTEREST INCOME

   Net income for the first nine months of 1999 decreased to $3.025 million, a decrease of $100,000 or 2.7% from 1998. Net income for the first nine months of 1998 was $3.108 million, an increase of $711,000 or 29.7% over 1997. On a per share basis, net income was $0.63 basic and $0.61 diluted in 1999 and $0.65 basic and $0.64 diluted in 1998. Weighted average shares outstanding - diluted at September 30, 1999 and 1998 were 4,971,000, and 4,911,000, respectively. Earnings per share and weighted average shares outstanding reflect adjustment for the 5% stock dividends paid on October 1, 1998 and 1997, and the two-for-one stock split effective November 10, 1997.

   Net income for the first quarter of 1998 included a one-time gain of $348,000 from the sale of the credit card portfolio. Excluding this 1998 nonrecurring item, year-to-date September 30, 1999 net income increased by 9.6% over the same period for 1998.

   Net interest income improved in 1999, which increased to $10.4 million, an increase of $1.071 million or 11.5% over 1998. Other operating income increased to $3.6 million (including the realized gain of $183,000 on security sales reported as cumulative effect of change in accounting principle from the adoption of SFAS No. 133), an increase of $352,000 or 10.9% from 1998. Other operating income for 1998 included a $348,000 gain from the sale of the credit card portfolio. Excluding this 1998 nonrecurring item, other operating income for 1999 increased by 24.3% over 1998. The increase reflects gains of $208,000 recognized on the sale of investment securities and a 33.9% increase in fees and other income charged to customers as a result of both volume and rate increases. The increase in other operating expenses, which increased to $9.4 million, an increase of $1.3 million or 16.4% over 1998, is the direct result of the additional salaries and benefits, occupancy and equipment expenses related to the new branches added in 1998. The Company continued to focus its efforts toward retail banking services within its market area in 1998 with specific attention given to increasing market share.

   The growth in net income in 1998 was attributable to the improvement in net interest income, which increased to $9.3 million, an increase of $991,000 or 11.9% over 1997, and which was also coupled with an increase in other operating income to $3.2 million, an increase of $909,000 or 39.1% over 1997. This increase more than offset the increase in other operating expenses to $8.0 million, an increase of $1.3 million or 18.7% over 1997.

Analysis of Net Interest Income
   For the first nine months of 1999, net interest income (tax-equivalent basis) increased to $11.3 million, an increase of $1.3 million or 12.8% over 1998 levels. Average loans and leases increased to $245.3 million, an increase of $29.9 million or 13.9% over 1998. Average commercial loans grew to $93.9 million, an increase of $77.0 million or 22.0% over 1998 levels. Interest income on commercial loans increased to $5.8 million, an increase of $635,000 or 12.3% over 1998. This was due to increased volume. The national prime rate as reported in a national publication published daily, an index to which the majority of these loans were tied, was 8.25% at September 30, 1999 and 1998. Average real estate loans decreased 1.9%. Decreasing rates contributed to a 7.2% decrease in interest income on real estate loans. Average consumer loans, which included leases, increased $15.0 million or 45.0% over 1998, and resulted in a 32.0% increase in related interest income.

   Net interest income (tax-equivalent basis) for the first nine months of 1998 increased to $10.0 million, an increase of $1.1 million or 11.8% over 1997. This increase was due to the continued strong growth of earning assets, which grew 23.1% over 1997 levels.

   On average, investment securities in 1999 increased to $200.4 million, an increase of $39.2 million or 24.3% over 1998 levels. Investment securities in 1998 increased to $161.2 million, an increase of $46.7 million or 40.8% over 1997 levels. Income earned on investment securities increased to $10.1 million, an increase of $1.6 million or 19.5% over 1998. Income earned in 1998 increased to $8.5 million, an increase of $2.2 million or 35.6% over 1997. As is discussed under "Financial Condition," the asset/liability management and investment strategies that were employed during 1999 and 1998 resulted in increased holdings of investment securities and created an increase in investment income. The mix of securities in the investment portfolio changed slightly during 1999. Taxable securities, which represented 76.0% of the investment portfolio in 1998, decreased to 75.9% or $152.1 million in 1999. At September 30, 1999, tax-exempt securities represented 20.4% of the portfolio compared to 20.6% in 1998. Tax-exempt securities, for part of the year, provided better after-tax investment returns than taxable issues in similar maturity and quality ranges. Accordingly, average balances on state and municipal securities at September 30, 1999 increased to $40.9 million, an increase of $7.8 million or 23.4% over 1998.

   Average interest-bearing deposits at September 30, 1999 increased to $268.3 million, an increase of $29.5 million or 12.4% over 1998.

   Average savings and interest-bearing demand deposits at September 30, 1999 increased to $108.1 million, an increase of $21.4 million or 24.8% over 1998. As a percentage of total average interest-bearing deposits, savings and interest-bearing demand deposits represented 40.3% in 1999 and 36.3% in 1998. Due to the increase in the volume of lower interest-bearing deposits, the rates at which time deposits were repricing and the volume increases, interest expense on deposits for the nine months ended September 30, 1999 and 1998 increased to $8.2 million, an increase of $141,000 or 1.7% over 1998. These results were reflected in the cost of funds on deposits which increased 1.7% from 1998 through 1999, while volume increased 12.4%. There were no brokered deposits within the Company's deposit base during 1999 or 1998.

   Short-term borrowings, including federal funds purchased, and securities sold under agreements to repurchase, averaged $12.0 million in 1999 and $2.5 million in 1998.

   Interest expense as a percent of earning assets decreased by 28 basis points from 4.35% in 1998 to 4.07% in 1999 due to the volume increase in interest-bearing liabilities, the mix in the makeup of the interest-bearing deposits, and the decrease in the related interest rates paid.

   The overall effect of the decrease in yield on investments and loans and leases, decrease in interest rates paid, the shift in mix of and growth in deposit accounts and long-term debt and the growth in earning assets produced a negative impact on net interest margin. The net interest margin decreased by 16 basis points to 3.36% in 1999 from 3.52% in 1998.

   The following tables provide an analysis of changes in net interest income with regard to volume, rate and yields of interest-bearing assets and liabilities based on average balances for each period. Components of interest income and expenses are presented on a tax-equivalent basis using the statutory federal income tax rate of 34.0% each year.


                                                                  For Nine Months Ended September 30,
                                                            1999                                       1998
                                         ----------------------------------------------------------------------
                                              Average     Interest                     Average       Interest
                                              Balance     Income/      Yield/          Balance       Income/       Yield/
                                                (1)       Expense      Rate              (1)         Expense       Rate
                                         ----------------------------------------------------------------------------------

Earning assets:
Federal funds sold .......................  $  3,457      $   118      4.56%         $  2,869       $   116         5.41%
Deposits in Federal Home Loan Bank               171            7      5.47               234             8         4.57
Investment securities:
   U.S. government agencies...............   152,111        7,426      6.53           122,578         6,256         6.82
   State and municipal(2).................    40,901        2,326      7.60            33,146         1,942         7.83
   Other securities.......................     7,394          359      6.49             5,472           265         6.47
                                            --------      -------                    --------       -------
     Total investment securities..........   200,406       10,111      6.75           161,196         8,463         7.02
Loans and leases:
   Commercial, financial and industrial...    93,947        5,785      8.23            77,021         5,150         8.94
   Real estate-construction and mortgage..   103,101        5,726      7.43           105,147         6,169         7.84
    Installment loans to individuals(3)...    44,903        2,863      8.52            29,451         2,094         9.51
   Lease financing(3).....................     3,380          372     14.71             3,843           357        12.42
                                            --------      -------                    --------       -------
     Total loans and leases...............   245,331       14,746      8.04           215,462        13,770         8.54

Total earning assets......................   449,365       24,982      7.43           379,761        22,357         7.87

Cash and due from banks...................    11,544                                   10,328
Premises and equipment....................    18,357                                   14,161

Other, less allowance for credit losses
   and loan fees..........................    16,671                                   13,510
                                            --------                                 --------
Total assets..............................  $495,937                                 $417,760
                                            ========                                 ========

Liabilities and stockholders' equity:
Interest-bearing deposits:
   Demand.................................  $ 49,495      $   927      2.50%         $ 33,457       $   555         2.22%
   Savings................................    58,700        1,034      2.36            53,244         1,122         2.82
   Time...................................   123,603        4,952      5.36           113,058         4,794         5.67
   Time over $100,000.....................    36,537        1,305      4.78            39,062         1,606         5.50
                                            --------      -------                    --------       -------
     Total interest-bearing deposits         268,335        8,218      4.09           238,821         8,077         4.52
Federal funds purchased...................     2,952          116      5.25               787            35         5.95
Short-term borrowings.....................     2,963          112      5.05               579            23         5.31
Securities sold under agreements
   to repurchase..........................     6,050          197      4.35             1,168            44         5.04
Long-term debt............................   120,718        5,062      5.61            92,394         4,180         6.05
                                            --------      -------                     -------       -------
Total interest-bearing liabilities           401,018       13,705      4.57           333,749        12,359         4.95
                                                          -------                                   -------
Demand - noninterest - bearing............    53,786                                   42,874

Other liabilities.........................     4,618                                    4,629
                                            --------                                  -------
Total liabilities.........................   459,422                                  381,252
Stockholders' equity......................    36,515                                   36,508
                                            --------                                  -------
Total liabilities and stockholders' equity  $495,937                                 $417,760
                                            ========                                 ========

Net interest income.......................                $11,277                                   $ 9,998
                                                          =======                                   =======
Net interest spread.......................                             2.86%                                        2.92%
                                                                       =====                                        =====
Net interest margin(4)....................                             3.36%                                        3.52%
                                                                       =====                                        =====

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




                                                                 1999 Compared to 1998(1)
                                                                Caused by              Total
                                                             Volume    Rate          Variance
                                                                       (In thousands)
Interest income:
   Federal funds sold............................          $   21     $   (19)     $    2
   Deposits in Federal Home Loan Bank                          (3)          2          (1)
   Investment securities.........................           1,990        (342)      1,648
   Loans and leases..............................           1,897        (921)        976
                                                           ------     --------     -------
Total interest income............................           3,905      (1,280)      2,625
                                                           ------     --------     -------

Interest expense:
   Demand and savings deposits...................             402        (118)        284
   Time deposits.................................             333        (476)       (143)
   Borrowed funds................................           1,542        (337)      1,205
                                                           ------     --------     -------
Total interest expense...........................           2,277        (931)      1,346
                                                           ------     --------     -------

Net interest income..............................          $1,628     $  (349)     $1,279
                                                           ======     ========     =======

------------------------------
(1) The portion of the total change attributable to both volume and rate changes during the period has been allocated to the volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.


Provision for Possible Credit Losses
         The provision for possible credit losses for the nine months ended September 30, 1999 increased to $655,000, an increase of $165,000 or 33.7% over 1998. In 1999, the provision for possible credit losses was 140.0% of net charge-offs, compared to 77.9% in 1998. The provision represented management's assessment of the risks inherent in the loan and lease portfolio while providing the amounts necessary to cover potential charge-offs.

         Net charge-offs in 1999 decreased to $469,000, an increase of $629,000 or 25.4% over the same period in 1998. The net charge-offs in 1999 were primarily attributed to the commercial and consumer installment loan portfolio.

         Net charge-offs on commercial and industrial loans for 1999 were $290,000 or 61.8% of net charge-offs in 1999 compared to $356,000 of net charge-offs for 1998. Consumer and credit card, lease financing, and real estate related debt accounted for 38.2% in 1999 and 38.7% in 1998, of net charge-offs, respectively.

         OTHER OPERATING INCOME

         Other operating income in the first nine months of 1999 increased to $3.6 million (including the realized gain of $183,000 on security sales reported as cumulative effect of change in accounting principle from the adoption of SFAS No. 133), an increase of $352,000 or 10.9% from 1998. The 1998 amount reflects a gain of $348,000 recognized on the sale of our credit card portfolio. Excluding this gain, 1999 other operating income represents an increase of 24.3% over 1998. Mortgage servicing fee income in 1999 decreased to $190,000, a decrease of $30,000 or 13.6% over 1998. These fees were directly influenced by the volume of loans that were sold in the secondary market, net of loans paid off. Gains or losses on sales of mortgage loans occurred when the coupon rates on mortgage loans exceeded or fell short of the yields required by the purchasers. The net gain of $325,000 recorded in 1999, compared with the net gain of $427,000 in 1998, was indicative of the changes in interest rates during the periods in which the sales occurred.

         Fee income from service charges on demand deposits, item processing, return items and other service fees in 1999 increased to $1.5 million, an increase of $378,000 or 33.9%. These fees, which represented 41.6% of other operating income (including SFAS No. 133 gains), were influenced by both pricing changes and increases in the number of consumer and business demand deposit accounts.

         Net gains on available-for-sale securities represented approximately 5.8% in 1999 and 2.5% in 1998 of other operating income (including SFAS No. 133 gains), respectively. Reported on the consolidated statement of income for 1999 as "Cumulative Effect of Change in Accounting Principle, Net of Tax" are additional available-for-sale security sales. The gain of $183,000 less income taxes of $45,000 represents the transfer of securities from held-to- maturity to the available-for-sale category and then sold, all within the first quarter. The opportunity to transfer and the subsequent accounting treatment are as per SFAS No. 133. The sales of these securities resulted from the Company's decision to liquidate certain securities to capture market gains with the ability to reinvest in bonds with similar risk and yield.

         Included in other income are earnings on directors' and officers' life insurance policies, credit card annual fees and merchant discounts, safe deposit box rentals, rental income on excess office space in three of the Company's branch offices, automated teller machine surcharge income, commissions on check orders and other general service fees. Other income in 1999 increased to $1.3 million, an increase of $256,000 or 24.0% over 1998.

         OTHER OPERATING EXPENSES

         Other operating expenses in 1999 increased to $9.4 million, an increase of $1.3 million or 16.4% over 1998. Salaries and benefits, which were the most significant of the noninterest expenses, increased in each of the years reported. Salaries and benefits for 1999 increased to $4.2 million, an increase of $560,000 or 15.3% over 1998. This increase was due to the additional staffing needs in both new and existing branch and administrative offices, merit increases and the added costs associated with health care insurance and other benefits which were provided by the Company.

         Equipment and occupancy expenses in 1999 increased to $2.4 million, an increase of $351,000 or 17.6% over 1998. These increases were primarily attributable to the growth in the number of branch offices, in addition to overall increases in overhead expenses, maintenance costs and equipment upgrades (including computer hardware and software), and the Year 2000 testing and related equipment costs throughout the branch network.

         FDIC insurance assessments decreased from $222,000 in 1995, to $2,000 in 1996, $0 in 1997 and 1998. The decrease in the FDIC insurance assessment reflected the decision by the FDIC in late 1995 to charge well-capitalized banks a $1,000 semi-annual membership fee without any deposit-based insurance premium, then reducing this amount to zero in 1997 and beyond.

         Other expenses in 1999 increased to $2.5 million, an increase of $368,000 or 17.6% over 1998. Included in these expenses were such costs as legal fees, professional and audit, state shares' tax, directors' fees and other general operating expenses.

         INCOME TAXES

         The provision for income taxes for the nine months ended September 30, 1999 was $955,000, an increase of 2.7% or $25,000 in 1998. The effective tax rate for 1999 and 1998 was 24.0% and 23.0%, respectively.

         FINANCIAL CONDITION

September 30, 1999 Compared to December 31, 1998

         The Company's total assets increased to $552.9 million at September 30, 1999, an increase of $78.2 million or 16.5% from $474.7 million at December 31, 1998. The increase in assets was primarily attributable to a $28.3 million growth in investment securities, a $54.0 million growth in net loans and leases and a $6.5 million decrease in Federal Funds sold.

         The amortized cost of investment securities, including held-to-maturity
(HTM) and available-for-sale (AFS), increased to $228.7 million at September 30, 1999, an increase of $35.9 million or 18.6% from $192.8 million at December 31, 1998. The continued attention given to management's asset/liability and investment strategies resulted in an increase in net interest income while controlling interest rate risk. In 1999, LA Bank, like most financial institutions, experienced decreasing yields. This was the result of many callable or mortgage related securities paying off quicker than expected, causing reinvestment into lower yielding securities. If securities were owned at a premium, the early payoff also had the effect of lowering the yield being earned.

         An investment strategy was implemented to combat decreasing yields. First, sales of faster paying, lower yielding securities were replaced with lower coupon, lower priced, longer term, higher yielding securities. Secondly, municipal securities with short remaining terms were sold at a profit (approximately $183,000) and reinvested into like-kind, longer-term municipal securities without sacrificing yield or risk. At September 30, 1999, gross unrealized gains in the HTM investments were $184,000 while gross unrealized losses amounted to $2,537,000.

         The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at September 30, 1999. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.



                                                         Available-for-Sale September 30, 1999

                                                  After 1 Year But       After 5 Years But       After 10 Years
                                 Within 1 Year      Within 5 Years         Within 10 Years        or no maturity         Total
                                ---------------    ----------------        ----------------         --------------   --------------

                                Amount    Yield    Amount   Yield          Amount    Yield        Amount   Yield     Amount   Yield
                               -------    -----   -------   -----         -------    -----       -------   -----    -------   -----
Amortized cost:                                                       (Dollars in thousands)
U.S. government agencies and
   corporations............... $10,197    6.87%   $29,992    6.82%        $24,400     6.74%      $ 83,721  6.84%    $148,310   6.82%
Obligations of state and
   political subdivisions.....    -         -         405    6.84             493     6.56         23,119  6.87       24,017   6.87
Equity securities.............    -         -         -       -              -         -            9,031  5.30        9,031   5.30
                               -------    -----   -------    -----        -------     -----      --------  ----     --------   -----
Total securities
available-for-sale............ $10,197    6.87%   $30,397    6.82%        $24,893     6.74%      $115,871  6.73%    $181,358   6.75%
                               =======    =====   =======    =====        =======     =====      ========  =====    ========   =====



                                                                         Held-to-Maturity September 30, 1999
                                                  After 1 Year But       After 5 Years But       After 10 Years
                                 Within 1 Year      Within 5 Years         Within 10 Years        or no maturity         Total
                                ---------------    ----------------        ----------------         --------------   --------------

                                Amount    Yield    Amount   Yield          Amount    Yield        Amount   Yield     Amount   Yield
                               -------    -----   -------   -----         -------    -----       -------   -----    -------   -----
Amortized cost:                                                         (Dollars in thousands)
U.S. government agencies and
   corporations............... $ 1,597    6.09%   $ 6,387   6.09%        $ 7,983      6.09%      $  7,655  6.09%     $ 23,622  6.09%
Obligations of state and
   political subdivisions.....     -       -          496   7.01           6,077      7.52         17,102  7.19        23,675  7.27
                               -------    -----   -------   -----        -------      -----      --------  -----     --------  -----
Total securities
held-to-maturity.............. $ 1,597    6.09%   $ 6,883   6.16%        $14,060     6.71%$        24,757  6.85%     $ 47,297  6.68%
                               =======    =====   =======   =====        =======     ======      ========  =====     ========  =====


         Total net loans increased to $278.8 million at September 30, 1999, an increase of $54.0 million or 24.0% from $224.8 million at December 31, 1998. The increase in net loans was directly related to the growth in commercial and consumer loans. Residential mortgage loans, which included real estate construction loans, increased to $107.6 million at September 30, 1999, an increase of $1.4 million or 1.3% from $106.3 million at December 31, 1998. Approximately $22.8 million of mortgage loans were sold during the first nine months of 1999.

         Consumer loans and leases, net of unearned discounts, increased to $58.7 million at September 30, 1999, an increase of $22.4 million or 61.6% from $36.3 million at December 31, 1998. Commercial loans increased to $115.0 million at September 30, 1999, an increase of $30.5 million or 36.0% from $84.5 million at December 31, 1998. Commercial loans consisted of loans made to small businesses within the Company's market area and were generally secured by real estate and other assets of the borrowers.

         Life insurance cash surrender value increased to $9.3 million at September 30, 1999, an increase of $494,000 or 5.6% from $8.8 million at December 31, 1998. This represents an investment in 1997 in various life insurance policies to fund both a non-qualified supplemental retirement plan
(SERP) and an officer group term life insurance replacement plan on the executive officers and certain other officers of the Company.

         Total deposits increased to $342.0 million at September 30, 1999, an increase of $29.3 million or 9.4% from $312.7 million at December 31, 1998. Noninterest-bearing demand deposits increased to $58.1 million at September 30, 1999, an increase of $5.7 million or 10.9% from $52.4 million at December 31, 1998. In the aggregate, savings and interest-bearing demand deposits increased to $100.1 million at September 30, 1999, an increase of $19.8 million or 24.6% from $80.3 million at December 31, 1998. As a percentage of total deposits, savings and interest-bearing demand deposits represented 29.3% in 1999, compared to 25.7% in 1998. Time deposits, which include certificates of deposit in denominations of $100,000 or more, increased to $183.8 million at September 30, 1999, an increase of $3.8 million or 2.1% from $180.0 million at December 31, 1998. As a percentage of total deposits, these deposits represented 53.7% in 1999 and 57.5% in 1998. Approximately $7.7 million of these deposits are from public funds of school districts and local governments located within the Company's market area. There are no brokered deposits included in certificates of deposit of $100,000 or more.

         NONPERFORMING ASSETS

         Nonperforming assets included nonperforming loans and foreclosed assets held for sale. Nonperforming loans consisted of loans where the principal and/or interest was 90 days or more past due and loans that had been placed on nonaccrual status. When loans were placed on nonaccrual status, income from the current period was reversed from current earnings and interest from prior periods was charged to the allowance for possible credit losses. Consumer loans were charged-off when principal or interest was 120 days or more delinquent, or were placed on nonaccrual status if a sufficient amount of collateral existed. The following table shows information concerning loan delinquency and other nonperforming assets of the Company at September 30, 1999 and December 31, 1998:

                                              1999                        1998
                                                       (in thousands)
Loans past due 90 days or more               $  437                      $  759
Impaired loans in nonaccrual status           1,351                       2,088
Other nonaccrual loans                          265                         308
                                            -------                     -------
         Total nonperforming loans            2,053                       3,155

Foreclosed assets held for sale                 785                         357
                                            -------                     -------
         Total nonperforming assets          $2,838                      $3,512
                                            =======                     =======

Nonperforming loans as a
     percentage of loans                       0.73%                       1.39%
Nonperforming assets as a
     percentage of assets                      0.51%                       0.74%

         Nonperforming loans decreased 34.9% from year-end 1998. Nonaccrual loans decreased $780,000 or 32.6% from year-end 1998. Commercial loans accounted for 83.6% of all nonaccruals, followed by real estate loans at 16.4%. Within the $1.6 million of total nonaccrual loans, 89.8% were secured by mortgages, primarily first liens, against residential or commercial properties. Loans past due 90 days or more decreased $322,000 from 1998 year-end levels. These loans included $425,000 in real estate mortgages, $12,000 in consumer credit, $0 in commercial loans and $0 in leasing. These loans were reviewed by management at its quarterly loan review meetings regarding collection efforts.

         Legal proceedings on the nonaccrual loans are ongoing, routine, and are reviewed by management on a continuing basis. No material losses are expected as a result of these proceedings.

         Foreclosed assets held for sale were $785,000 at September 30, 1999 compared to $357,000 at year-end 1998. The increase was a result of problem credits going through the foreclosure process. The number of properties increased from five to eight. Two new commercial properties were added, accounting for $415,000 of the increase. The Company does not expect any material losses on the sales of these properties based on current appraised values exceeding book values. See "Factors That May Affect Future Results" for factors that could affect sales prices of foreclosed assets.

         POTENTIAL PROBLEM LOANS

         At September 30, 1999, the Company had approximately $2.0 million of potential problem loans not included in the nonperforming loan classification. Known information about possible credit problems related to these borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and may result in future classification of such loans as nonperforming. These potential problem loans were taken into consideration by management when determining the adequacy of the allowance for possible credit losses at September 30, 1999. See "Factors That May Affect Future Results" for further discussion.

         ALLOWANCE FOR POSSIBLE CREDIT LOSSES

         The Company determined the provision for possible credit losses through a quarterly review of the loan portfolio. Factors such as declining economic trends; the volume of nonperforming loans; concentrations of credit risk; adverse situations that may affect the borrower's ability to repay; prior loss experience within the various categories of the portfolio; and current economic conditions were considered when reviewing the risks in the portfolio. Larger exposures were analyzed individually. Over the past several years, the Company implemented more stringent underwriting standards in commercial lending as this category of loans continues to grow. While management believed the allowance for possible credit losses was adequate, future additions to the allowance may be necessary based on changes in economic conditions. The adequacy of the allowance for possible credit losses was reviewed quarterly by a loan review committee comprised of members of the Board of Directors and senior management of the Company. The full Board of Directors reviewed the relevant ratios with respect to the allowance after the loan review committee made its recommendations. At September 30, 1999 and December 31, 1998, the allowance for possible credit losses was 0.91% and 1.04% of loans, respectively. For further discussion on factors that could influence the allowance for possible credit losses, see "Factors That May Affect Future Results."

Changes in the allowance for possible credit losses at September 30, 1999 and December 31, 1998 were as follows:

                                               1999                       1998
                                                    (dollars in thousands)

Balance at beginning of period               $ 2,360                    $ 2,109
                                             -------                    -------

Charge-offs:
         Real estate-construction                -                         -
         Real estate-mortgage                     69                        122
         Commercial and industrial               352                        512
         Consumer installment                    142                        282
         Lease financing                          32                         29
                                             -------                    -------

                  Total                          595                        945
                                             -------                    -------

Recoveries:
         Real estate-construction               -                           -
         Real estate-mortgage                   -                           -
         Commercial and industrial                62                          6
         Consumer installment                     62                         59
         Lease financing                           2                        -
                                             -------                    -------

                  Total                          126                         65
                                             -------                    -------

Net charge-offs                                  469                        880
                                             -------                    -------
Provision for possible credit losses             655                      1,130
                                             -------                    -------

Balance at end of period                     $ 2,546                    $ 2,360
                                             =======                    =======

Ratio of net charge-offs during period to
  average loans outstanding during period       0.19%                      0.40%
                                             =======                    =======

         The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for possible credit losses among various categories. At September 30, 1999, approximately 78.5% of the allowance for possible credit losses is allocated to general risk to protect the Company against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for possible credit losses is available to absorb future loan losses in any loan category.

                                            September 30,                             December 31,
                                                1999                                     1998
                                                     Percent                                  Percent
                                                     of Loans                                 of Loans
                                                     in Each                                  in Each
                                                     Category                                 Category
                                         Amount      to Loans(1)                  Amount      to Loans(1)
                                         ------      -----------                  ------      -----------
                                                             (Dollars in thousands)
Allocation of allowance for possible
credit losses:
Real Estate.........................     $  339        38%                        $  281         46%
Commercial and industrial...........      1,225        38                          1,230                           36
Consumer installment................        871        22                            361         16
Lease financing.....................        106         2                             92          2
Unallocated.........................          5        -                             396         -
                                         ------       ----                        ------        ----
      Total.........................     $2,546       100%                        $2,360        100%
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

         Asset/Liability Management. One major objective of the Company when managing the rate sensitivity of its' assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/ Liability Committee ("ALCO"), which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Company. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of noncontractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

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

         At September 30, 1999, LA Bank maintained a one year cumulative gap of negative $34.0 million or 6.16% of total assets. The effect of this gap position provided a negative mismatch of assets and liabilities which can expose LA Bank to interest rate risk during a period of increasing interest rates. Conversely, in a decreasing interest rate environment, net income could be positively affected because more liabilities than assets will reprice during a given period.

                                                         Interest Sensitivity Gap at September 30, 1999
                                               3 months       3 through      1 through         Over
                                               or less        12 months       3 years        3 years        Total
                                               ------------   ---------      -----------     -------        -----
                                                                    (Dollars in thousands)
Cash and cash equivalents...................   $    25        $     76      $     -         $ 12,839      $ 12,940
Investment securities(1)(2).................    11,682          16,786         32,193        159,785       220,446
Loans(2)....................................    65,401          66,727         67,942         78,446       278,516
Fixed and other assets......................       -               -              -           40,642        40,642
                                             ---------       ---------      ---------     ---------     ----------
Total assets................................   $77,108        $ 83,589       $100,135      $291,712       $552,544
                                             =========       =========      =========     =========     ==========

Non interest-bearing transaction deposits(3)   $    -         $    -         $ 29,085      $ 29,086       $ 58,171
Interest-bearing transaction deposits(3)         1,850          17,986         22,354        61,193        103,383
Time........................................    28,912          79,855         34,564             4        143,335
Time over $100,000..........................     7,843          19,396          9,967          -            37,206
Short-term borrowings.......................    17,369          14,265          1,756          -            33,390
Long-term debt..............................     5,566           1,699         33,064        97,100        137,429
Other liabilities...........................        -              -              -           5,110          5,110
                                               ---------     ---------      ---------     ---------      ---------
     Total Liabilities......................   $61,540        $133,201       $130,790     $192,493        $518,024
                                               =========     =========      =========     =========      =========

Interest sensitivity gap....................   $15,568        $(49,612)      $(30,655)    $ 99,219
                                            ==========      ==========     ==========    ==========

Cumulative gap..............................   $15,568        $(34,044)      $(64,699)    $ 34,520
                                            ==========      ==========     ==========    ==========

Cumulative gap to total assets..............      2.82%          (6.16)%       (11.71)%       6.25%


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

         The following table illustrates the simulated impact of 200 basis points upward or downward movement in interest rates on net interest income, net income, and the change in economic value (portfolio equity). This analysis assumed that interest-earning asset and interest-bearing liability levels at September 30, 1999 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing over a twelve-month period from the September 30, 1999 levels.

                                           Rates +200                 Rates -200

Earnings at risk:
   Percent change in:
      Net Interest Income                     1.20%                     (3.30)%
      Net Income                              3.30%                     (5.90)%

Economic value at risk:
   Percent change in:
      Economic value of equity              (24.90)%                     7.80%
      Economic value of equity as a
      percent of book assets                  2.10%                      0.64%

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

         An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at September 30, 1999 was 7.26% compared to 7.72% at December 31, 1998. For 1999 and 1998, the ratios were well above minimum regulatory guidelines.

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

                                                           At September 30, 1999
                                                          (Dollars in thousands)

          Primary capital.................................    $    40,226
          Intangible assets...............................          2,082
                                                              -----------
         Tier I capital...................................         38,144
                  Tier II capital.........................          2,546
                                                              -----------
                  Total risk-based capital................     $   40,690
                                                              ===========

                  Total risk-weighted assets..............       $309,467
                  Tier I ratio............................          12.33%
                  Risk-based capital ratio................          13.15%
                  Tier I leverage ratio...................           7.26%

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

         At September 30, 1999, the Company maintained $12.9 million in cash and cash equivalents (including Federal funds sold) in the form of cash and due from banks (after reserve requirements). In addition, the Company had $440,000 of mortgage loans held for resale and $173.4 million in AFS securities. This combined total of $186.8 million represented 33.8% of total assets at September 30, 1999. The Company believes that its liquidity is adequate.

         The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At September 30, 1999, approximately 61.9% of the Company's assets were funded by core deposits acquired within its market area. An additional 6.3% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

         Net cash provided by operating activities was $10.9 million for the nine months ended September 30, 1999, as compared to net cash used in operating activities of $4.2 million for the comparable period in 1998. This $15.1 million increase is primarily related to a net $7.0 million decrease in the change in mortgage loans held for resale and $6.4 million decrease in the change in other assets. Net cash used in investing activities increased $32.4 million for the nine months ended September 30, 1999, from $64.9 million to $97.3 million, which was primarily attributable to the increase in purchases of investment securities and increase in loans and leases. Net cash provided by financing activities increased $8.4 million from 1998, due to a $6.9 million increase in the change in deposits.

         FUTURE OUTLOOK

         In 1995, interest rates began moving steadily upward as the Federal Reserve Board tightened its monetary policy. In early 1995, interest rates rose and continued rising through the middle of the year, with the national prime lending rate peaking at 9.0%. The national prime lending rate fell to 8.5% at December 31, 1995, falling again to 8.25% in February 1996, where it remained at December 31, 1996. In March 1997, the national prime lending rate increased to 8.5%. Beginning with September 1998 through November 1998, the national prime lending rate fell in three separate adjustments to 7.75%. On July 1, 1999, the national prime lending rate increased to 8.00%, and then on August 25, 1999, increased again to 8.25%, based on changes to the Federal Funds rate by the Federal Open Market Committee. Management and the Board of Directors do not have the ability to determine if another rate adjustment will occur; however, the Company believes it is very well prepared to meet the challenges and effects of a changing interest rate environment. Management's belief is that a significant impact on earnings depends on its ability to react to changes in interest rates. Through its ALCO, the Company continually monitors interest rate sensitivity of its earning assets and interest-bearing liabilities to minimize any adverse effects on future earnings. The Company's commitment to remaining a community-based organization is strong and the intention is to recognize steady growth in its consumer, mortgage and commercial loan portfolios while obtaining and maintaining a strong core deposit base.

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

         LA Bank's current and future FDIC BIF assessment is expected to be $0; however, the FICO assessment for 1999 is expected to total approximately $45,000.

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

         On August 16, 1999 Lake Ariel Bancorp, Inc., the parent company of LA Bank, N.A., and NBT Bancorp, Inc., the parent company of NBT Bank, N.A., announced signing a definitive agreement of merger. The merger, subject to the approval of each company's shareholders and of banking regulators, is expected to close in the first quarter of 2000. It is intended to be accounted for as a pooling-of-interests and to qualify as a tax-free exchange for Lake Ariel shareholders.

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




                                                     TIME LINE
                        AWARENESS AND ASSESSMENT RENOVATION, TESTING, IMPLEMENTATION PHASES


  *2nd Quarter 1997             *3rd Quarter 1997            *4th Quarter 1997        *1st Quarter 1998

-Y2K Committee was formed.     -Compliant letters were      -Vendors were ranked    -Commercial customers with a borrowing
-Vendor list was compiled.      sent to all vendors.         according to mission    relationship of $250,000 or greater were
-Terminals were tested.        -Y2K Outline was developed.   critical application.   contacted as to their Y2K status.
                                                                                    -Committee Chairpersons attended Y2K training.
                                                                                    -PC's and proof machines were tested for Y2K
                                                                                     compliance.
                                                                                    -Assessment of all vendors & hardware was
                                                                                     completed.



  *2nd Quarter 1998             *3rd Quarter 1998            *4th Quarter 1998        *1st/2nd Quarter 1999

-Tested ITI core applications.  -All depositors were sent a  -Sought alternate        -Implement any new hardware and/or
-Began renovation of PC's and    letter stating the bank's    hardware and software    software vendors.
  routers.                       Y2K status.                  vendors were not Y2K    -Continue testing core applications for
-Prepared contingency plan.     -Continued testing core       compliant.               critical dates.
                                 applications for critical   -Continued testing core  -Complete renovations.
                                 dates.                       applications for        -Test non mission critical equipment with
                                -Commercial customers with a  critical dates.          date sensitive operating controls or calendar
                                 borrowing relationship      -Partnered with Unisys   -Test non mission critical equipment with date
                                 between $150,000 to          Corp. to conduct Y2K     sensitive operating controls or calendar
                                 $250,000, and and others     testing. The Bank's      functions.
                                 heavily reliant on           technology platform
                                                              was aged into the
                                                              Year 2000 and trans-
                                                              actional testing was
                                                              conducted.

*Denotes completion





                                  YEAR 2000 BUDGET


In accordance with the Office of the Comptroller of the Currency Year 2000 advisory letters, the Y2K Committee has prepared a budget of current and anticipated expenditures. The following is a breakdown as of January 1, 1999:

         Vendor                                     Description                                      Amount

Unisys Corporation                        Y2K analysis, ITI, Wide Area Network,
                                          and Clear Path testing                                    $69,959

Retec Corporation                         ATM memory, processor and software upgrade                 23,350

Barefoot Technology                       Y2K test server setup and server                            2,130

Compliance Technology Systems             Wire Transfer Control System                                1,500

Information Technology, Inc.              Year 2000 ITI Training Seminar                              1,473

Sheshunoff Information Services           Year 2000 Planning & Consulting Manual                        392

MK Business Machines, Inc.                ATM NCR 7760 year wheel upgrade                               265

Amerigo Inc.                              Purchase new PC's to replace non Y2K
                                          compliant PC's                                             12,250

Infinity Technology Group                 Assist with upgrading PC's                                  3,840

Mortgage Banker Assoc.                    Freddie Mac Delinquency and Investor Reporting              1,750

**Unisys Corporation/                     Change non Y2K check processing software
  Information Technology Inc.             and check sorter equipment                                246,163

Mellon Network Services                   ATM Y2K Testing                                             2,750

                                                                                  TOTAL            $365,822



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

         The Company has developed a written contingency and business resumption plan to handle the most reasonably likely worst case scenarios. The plan addresses alternate vendors for these mission critical applications, a timeline for implementation and action, circumstances and trigger dates, and core business processes that pose the greatest amount of risk to the Company. The Y2K Committee will be responsible for updating the contingency plan, reporting progress and implementating changes. The contingency plan will be modified to reflect any changes at that time. However, no assurance can be made that the systems of others that the Company relies upon will be converted on a timely basis, or that their failure to be compliant would not have an adverse effect on the Company. Therefore, the Company cannot currently quantify the potential financial impact of a worst case scenario created by Y2K failures.

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

         As of September 30, 1999, total interest-earning assets maturing or repricing within one year were less than total interest-bearing liabilities maturing or repricing in the same period by $34.0 million, representing a cumulative one-year interest rate sensitivity gap as a percentage of total assets of negative 6.16%. This condition suggests that the yield on the Company's interest-earning assets should adjust to changes in market interest rates at a slower rate than the cost of the Company's interest-bearing liabilities. Consequently, the Company's net interest income could decrease during periods of rising interest rates. See "Interest Rate Risk Management."

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

         (b) Reports on Form 8-K

             On August 17, 1999, the Registrant filed Form 8-K reporting that on August 16, 1999, the Board of Directors of NBT Bancorp, Inc. and Lake Ariel Bancorp, Inc. announced that they entered into a definitive agreement of merger. The merger is subject to the approval of each companies' shareholders and banking regulators.

                                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     LAKE ARIEL BANCORP, INC.



Date:  November 4, 1999                      By ________________________________
                                                        John G. Martines
                                                        CHIEF EXECUTIVE OFFICER



                                             --------------------------------
                                                         Joseph J. Earyes, CPA
                                                         VICE PRESIDENT and
                                                         TREASURER